Form 10-K
period 1996-06-30
ONTRAK SYSTEMS INC
filed 1996-09-27
CIK 946732

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K
(Mark One)
    X    ANNUAL REPORT PURSUANT TO Section 13 OR 15(d) OF THE SECURITIES
  -----  EXCHANGE ACT OF 1934 (Fee Required)
         For the fiscal year ended June 30, 1996
         OR
         TRANSITION REPORT PURSUANT TO Section 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from
         _____ to _____

                           Commission file number: 0-26222
                                 ONTRAK SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)
    CALIFORNIA                                             77-0074302
(State of incorporation)               (IRS employer identification number)

                       1010 RINCON CIRCLE, SAN JOSE, CA  95131
                (Address of principal executive offices and zip code)

                                    (408) 577-1010
                 (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:

Title of each class                       Name of Exchange on which registered
- -------------------                       ------------------------------------
      NONE                                                NONE

             Securities registered pursuant to Section 12(g) of the Act:
                              COMMON STOCK, NO PAR VALUE
                                   (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X                        NO
                             ----                          ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 31, 1996, as reported on the Nasdaq National Market, was approximately $56,900,302. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of COMMON STOCK, NO PAR VALUE, as of August 31, 1996:
7,557,964

                         DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on November 21, 1996 are incorporated by reference into Part III of this Form 10-K Report.

                                        PART I

ITEM 1.  BUSINESS.

    OnTrak Systems, Inc. ("OnTrak" or the "Company") was incorporated in California in June 1985. OnTrak is a leading provider of semiconductor capital equipment for use in the chemical mechanical planarization, or CMP process step. CMP is a process that enables the fabrication of advanced semiconductor devices featuring design rules of 0.5 micron and below with multiple metal layers. CMP consists of two steps: first, polishing the wafer through the use of a chemical and mechanical polishing process; and, second, cleaning the residue from the polished wafer.

    OnTrak has focused on CMP since 1991 and has gained expertise in CMP process technology through its close customer working relationships and industry technology collaboration activities. The Company believes it is a leader in providing CMP cleaning systems. OnTrak's DSS-200 product line removes residual slurries and other contaminants from wafer surfaces after each polishing step. In addition to CMP cleaning, OnTrak's cleaning systems can be used before and after a number of essential semiconductor process steps, such as chemical vapor deposition, etch and photoresist removal. As a result, OnTrak's cleaning systems are used repeatedly in the fabrication cycle to remove yield impairing residue and contaminants from wafer surfaces.

    OnTrak's strategy is to maintain a leading market position in CMP cleaning systems, to pursue additional cleaning applications, and to leverage its CMP expertise to develop and introduce a CMP polishing system. The Company's CMP polishing system, the Aurora, is currently under development. See "Products - CMP Polisher Under Development" below.

    The Company markets and sells its cleaning systems to leading semiconductor manufacturers worldwide, including Advanced Micro Devices, Hewlett-Packard, IBM, Intel, LSI Logic, Micron Technology, Motorola, Samsung, SGS Thomson, Siemens and Texas Instruments.

INDUSTRY BACKGROUND

    The worldwide market for semiconductor devices has experienced significant growth in recent years, exceeding $140 billion in 1995. This growth is due to the increasing demand for electronic devices, such as personal computers, cellular telephones, multimedia systems, and other electronic devices for business and consumer use. This growth is also being driven by increasing semiconductor content within these electronic devices and other products, such as automobiles, consumer appliances and factory automation and control systems. Many of these new applications have been made possible by semiconductor devices with higher performance and greater complexity. In response to the growing demand for semiconductor devices, in recent years semiconductor manufacturers have been increasing manufacturing capacity through expansion and upgrades of existing facilities and the construction of new facilities. According to industry sources, as of August 1996, there were approximately 130 wafer fabrication facilities under construction, under expansion or scheduled to commence construction. A majority of these fabrication facilities are estimated to be for manufacturing 200mm wafers with design geometries of 0.5 micron line widths or less. The cost of advanced wafer fabrication facilities can exceed $1.5 billion, most of which is composed of capital equipment.

    The fabrication of semiconductor devices is becoming increasingly complex as design geometries continue to shrink and the number of metal layers continues to increase. As recently as 1990, the latest generation microprocessor (Intel's "386") was characterized by geometries of 0.8 micron line widths and two metal layers. Today's most advanced logic devices, such as Intel's Pentium chip and IBM's PowerPC chip, have design geometries of 0.5 micron and 0.35 micron line widths with four and five metal layers, respectively. Today's 16 megabit dynamic random access memory ("DRAM") devices have design geometries of 0.5 micron line widths and two metal layers. The next generation of advanced memory devices, 64 megabit DRAMs, are expected to have design geometries of 0.35 micron line widths and up to three metal layers.

    The trends of decreasing design geometries and an increasing number of metal layers are prompting demand for increasingly sophisticated semiconductor processing equipment. Photolithography equipment, which is used to print circuit patterns on the surface of the silicon wafer and often represents the single largest investment in a modern semiconductor fabrication facility, is reaching the limits of its ability to function effectively at the line width geometries required by today's most advanced semiconductor devices. As geometries decrease to 0.5 micron line widths and less, current optical photolithography equipment can encounter depth of focus problems resulting from topographical variations on the wafer surface. If topographical variations on wafer surfaces exceed the depth of focus budget of the photolithography equipment, the circuit pattern cannot be printed clearly on the wafer, rendering semiconductor devices on that part of the wafer inoperable.

    To remove or minimize topographical variations across the surface of a wafer, semiconductor manufacturers use a variety of planarization techniques. Planarization creates a level surface for the deposition of the next layer on the wafer, and improves the ability of photolithography equipment to print clear circuit patterns onto the wafer surface. Traditional planarization techniques include reflow glass, spin-on-glass, resist etchback and deposition with etch sequences. These techniques generally achieve planarity by filling gaps with a dielectric oxide film or low viscosity fluid, which is then removed in the latter two processes by a chemical etch process. While these technologies have traditionally proven effective, they can only achieve planarity over a small portion of each individual die (typically 10-100 microns), which is referred to as local planarity, rather than across each die and the entire wafer surface, which is referred to as global planarity. Additionally, these technologies begin to lose their effectiveness in manufacturing devices that have geometries of less than 0.5 micron line widths with three or more metal layers due to their inability to achieve both local and global planarity.

CHEMICAL MECHANICAL PLANARIZATION

    CMP is a process that enables advanced semiconductor manufacturers to achieve global planarity, thereby improving die yields and device reliability. CMP consists of two steps: first, polishing the wafer through the use of a chemical and mechanical polishing process; and, second, cleaning the residue from the polished wafer. In the first process, the wafer is pressed against a moving pad saturated with an abrasive chemical slurry (or polishing grit) to smooth its surface. During the cleaning process, the polished wafer is cleaned to remove the abrasive chemical slurry and other contaminants from the wafer surface. Due to CMP's ability to achieve global planarity over the entire wafer surface, the Company believes that CMP is becoming widely adopted in the fabrication of advanced semiconductor devices with design geometries of 0.5 micron line widths or less and with multiple metal layers.

    Currently, the CMP process is most frequently used on the intermetal dielectric oxide layers of the wafer, and it is often used on metal and metal interconnect layers, primarily tungsten. On a typical four metal layer device structure, CMP could be utilized to polish and clean at each of the oxide and metal layers (or 8 polishing and cleaning steps). As device geometries continue to shrink and the number of metal layers continues to increase, it is expected that CMP will be used on an increasing number of layers. According to Dataquest, an international research firm, the CMP polishing equipment market was $197 million in 1995 and is projected to exceed $670 million in 2000.

ONTRAK STRATEGY

    The Company's goal is to become a leading supplier of CMP processing systems to the worldwide semiconductor industry. The Company believes that it has gained CMP process expertise through its internal research and development programs, its extensive worldwide customer relationships, and its technology collaboration activities with industry consortia and with suppliers of complementary equipment and consumables. The Company is the market leader in sales of CMP cleaning systems, according to Dataquest. The Company intends to leverage its knowledge of the CMP process and CMP cleaning to develop and introduce a CMP polishing system.

PRODUCTS

    The Company offers products to address the requirements of its customers for CMP and other application-specific cleaning systems. The Company currently offers a family of products for wafer cleaning applications and is developing a CMP polishing system.

CLEANING SYSTEMS

    At June 30, 1996, the Company had an installed base of over 300 cleaning systems, the majority of which are used for CMP cleaning. The Company's cleaning systems incorporate a number of features which the Company believes distinguishes its cleaning systems from alternative cleaning methods. A double-sided design permits simultaneous scrubbing of both sides of the wafer while limiting wafer handling contact, which can contaminate the backside of the wafer. Throughput on the OnTrak cleaning systems is typically greater than 60 wafers per hour. For selected applications, the Company believes that its brush cleaning systems provide significant advantages over traditional batch wet bench cleaning systems, including improved cleaning efficiency, reduced chemical usage, a smaller footprint, lower operating costs and greater process flexibility. In addition, the single wafer design minimizes the risks inherent in processing wafers in batches. The Company's cleaning systems can accommodate a variety of chemical cleaning solutions. The Company works with its customers to incorporate a customer's unique requirements into its cleaning systems. The Company's cleaning systems range in price from approximately $150,000 to $525,000, depending on the configuration and options.

CMP POLISHER UNDER DEVELOPMENT

    Through the development of its cleaning systems and close relationships with customers and suppliers, the Company has acquired expertise in the CMP process. The Company is applying this expertise to the development of a CMP polishing system based on a technological approach different than conventional polishers which utilize a rotating table and rotating heads. The Company has developed a proprietary linear polishing method and has designed its polishing system to be installed in a Class 1 clean room environment, to planarize patterned films on wafers, and to polish wafers at higher rates and achieve the uniformity and planarity that is necessary to manufacture advanced semiconductor devices.

    The Company's CMP polishing system, the Aurora, is currently under development. In November 1995, the Company shipped its first development-stage polisher unit to a customer for process testing. The development unit has been returned to the Company, and the information and data obtained is being used to develop a production-version unit. Based on the current development schedule, shipments of production-version polisher units are expected to begin in the second half of calendar year 1997. The Company's CMP polishing systems are intended to compete with polishers that currently have selling prices ranging from approximately $500,000 to $2,000,000.

    The Company has expended and expects to continue to expend substantial research, development and engineering resources to develop the CMP polishing system. There can be no assurance that the Company will not experience difficulties or delays in developing the polishing system, that such efforts will be successful or that the polishing system will satisfy customer requirements or achieve market acceptance. See "Item 7. -- Future Performance and Risk Factors -- Risk of Developing and Marketing CMP Polishing System."

CUSTOMERS

    The Company sells its products to leading semiconductor manufacturers located throughout the United States, Europe and the Pacific Rim. Sales to Intel accounted for approximately 21% of net revenues in fiscal 1996; sales to Intel and Motorola accounted for approximately 23% and 14%, respectively, of net revenues in fiscal 1995; and sales to Intel and Texas Instruments accounted for approximately 22% and 12%, respectively, of net revenues in fiscal 1994. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net revenues in the foreseeable future. See "Item 7. -- Future Performance and Risk Factors -- Customer Concentration."

BACKLOG

    The Company schedules production of its systems based upon backlog, informal customer commitments and general economic forecasts for its targeted markets. The Company includes in its backlog only those customer orders for systems for which it has accepted purchase order numbers and for which delivery has been specified within twelve months as well as orders for spare parts and service and support of systems. The Company has entered into purchase agreements with certain large customers, which specify the terms and conditions for the sale of the Company's products. There are no firm purchase commitments under any of these agreements. Customers commit to purchase the Company's products by issuing purchase orders. The timing of the purchase orders' issuance is subject to the customer's delivery requirements.

    The Company's backlog was approximately $25.0 million, $18.6 million, and $3.7 million at the end of fiscal 1996, 1995, and 1994, respectively. None of the backlog pertains to the CMP polishing system under development. The equipment requirements of new semiconductor fabrication facilities cannot be determined with accuracy, and therefore the Company's backlog at any particular date is not indicative of future growth. In addition, because of possible changes in system delivery schedules, cancellations and the rescheduling of system orders, orders being subject to cancellation, deferral or rescheduling by the customer with limited or no penalties, and potential delays in system shipments, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding period.

MARKETING,  SALES AND CUSTOMER SUPPORT

    The Company markets and sells its products in the United States, Europe and the Pacific Rim primarily through distributors and manufacturers' sales representatives. The Company's domestic representation agreements generally provide that domestic sales representatives sell the Company's products on an exclusive basis in a specific territory for a term of two years, which term is automatically extended for an additional one year, if the agreement is not sooner terminated. The agreements generally may be terminated by either party only for cause. Each sales representative has agreed not to sell products which compete with the Company's products, within the defined territory or outside of the defined territory, during the term of the agreement. Certain of the Company's major customers are excluded from the territories covered by the agreements, as the Company sells direct to these major customers through its sales personnel. The Company's international representation agreements generally provide that international distributors sell the Company's products on an exclusive basis in a specific territory for a definite term, generally one to two years, which term is automatically extended for an additional one year, if the agreement is not sooner terminated. The agreements generally may be terminated by either party only for cause. Each international distributor has agreed not to sell products which compete with the Company's products, within the defined territory or outside of the defined territory, during the term of the agreement.

    The Company's sales and marketing activities are monitored and coordinated by sales management personnel located at the Company's headquarters in San Jose, California, and at a regional sales, service, and training office in Austin, Texas. The Company sells direct to selected major customers through its sales management personnel, and expects to expand its direct sales force in the future. The Company also utilizes product marketing engineers to support the Company's sales and marketing activities. To date, the Company's marketing efforts have principally involved advertising in trade magazines and participating in trade shows and technical conferences.

    The Company believes its sales, service and customer support organizations are important to its long term customer relationships. The Company's field service and applications engineers and process engineers provide technical support in the Company's sales efforts and assist customers in defining process specifications and in qualifying and implementing their CMP processes on the Company's systems. The Company's field service and applications engineers and process engineers therefore provide a key link between the Company and its customers. The Company believes its investment in customer service facilitates greater adoption of its systems by leading semiconductor manufacturers throughout the world.

    The Company is devoting significant resources to expand the adoption of its products in the Pacific Rim. To date, demand for the Company's products in the Pacific Rim has been limited, due in part to the concentration of semiconductor memory device manufacturers in this region, the majority of which have not adopted the CMP manufacturing process. In 1994, the Company entered into a distribution agreement with Seki Technotron, one of the largest distributors of semiconductor capital equipment in Japan, to distribute the Company's products in Japan. Sales in the Pacific Rim increased to 14% in fiscal 1996 from 12% in fiscal 1995 and 9% in fiscal 1994. See "Item 7. -- Future Performance and Risk Factors -- Risks Associated with the Japanese Market."

    The Company generally offers standard warranty terms of one year on parts and labor. The Company also offers service contracts to its customers for continued maintenance of systems that are not covered by warranty. The Company's field service personnel directly support domestic warranty service, post-warranty contract service and equipment installations. The Company's distributors and international manufacturers' sales representatives provide service and support for the Company's equipment in the United States, Europe and the Pacific Rim.

RESEARCH, DEVELOPMENT AND ENGINEERING

    The semiconductor capital equipment market generally, and in particular the CMP market in which the Company competes, are characterized by rapid technological development and product innovation. To maintain its leadership position in CMP cleaning, the Company intends to devote substantial resources to continuously improve its wafer cleaning technology and surface science expertise and to work closely with its customers to improve the capabilities of its advanced CMP cleaning systems. The Company has an on-site clean room with full metrology capabilities to mirror customers' operations, demonstrate its systems, develop new processes and conduct research and development. In addition, the Company participates in development or cooperative programs with industry groups, research institutes and suppliers. The Company believes that such collaborative activities benefit the Company and its customers through the development and characterization of CMP processes and complementary technologies among various suppliers to enhance the total CMP solution.

    Since the quarter ended June 30, 1994, OnTrak has expended and expects to continue to expend substantial resources to design and develop a CMP polishing system. The resources devoted to the development of the CMP polishing system are in addition to the Company's ongoing research and development activities and represented a significant portion of the Company's total research, development and engineering expenditures in fiscal 1996 and fiscal 1995. There can be no assurance that the Company will not experience difficulties or delays in its development efforts or that such efforts will be successful. If the Company's polishing system is successfully developed, there can be no assurance that the Company will be successful in marketing and selling its CMP polishing system. The Company is also devoting research, development and engineering resources to adapt its cleaning systems to other cleaning applications. See "Item 7. -- Future Performance and Risk Factors -- Dependence on New Product Development and Acceptance" and "-- Risk of Developing and Marketing CMP Polishing System."

    Historically, the Company has devoted a significant portion of its financial resources to research, development and engineering programs and expects to continue to allocate significant resources to these efforts. As of June 30, 1996, 104 of the Company's 323 full-time employees were engaged in research, development and engineering. For fiscal 1996, 1995, and 1994, total research, development and engineering expenditures were approximately $13.9 million, $6.8 million, and $2.0 million, respectively, and represented approximately 25%, 26% and 17% of the Company's net revenues, respectively.

MANUFACTURING

    The Company's manufacturing activities consist primarily of assembling and testing components and subassemblies which are acquired from third party suppliers and then integrated into a finished system by the Company. Although most components are standard products, some components are manufactured by others to the Company's specifications. To date, the Company has not outsourced a significant portion of its assembly work. In order to lower production costs and achieve greater operational flexibility, the Company expects to increase the utilization of subcontractors to manufacture certain subassemblies, assemble components and perform other non-critical manufacturing activities in the future. The Company will continue to perform manufacturing activities that require specialized knowledge or proprietary technology. The increased reliance on subcontractors will result in reduced control over pricing and timely delivery of components and subassemblies. In fiscal 1996, the Company moved its manufacturing operations to a larger facility and increased its manufacturing capacity to support the growth in cleaning system shipments and the introduction of the CMP polishing system under development.

    Certain components, including the brushes used in its cleaning systems, subassemblies and services necessary for the manufacture and operation of the Company's systems are obtained from sole suppliers or a limited group of suppliers. See "Item 7. -- Future Performance and Risk Factors -- Dependence on Key Suppliers."

COMPETITION

    The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. The Company believes that as a result, once a semiconductor manufacturer has selected a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, the Company would expect to experience difficulty in selling to a given customer if that customer had initially selected or selects a competitor's capital equipment.

    The Company's current principal product line is the DSS-200 cleaning system, which is primarily designed for cleaning during the CMP process and, to a lesser extent, general wafer cleaning. In CMP cleaning applications, the Company's principal competitor is Dainippon Screen Manufacturing Co. Ltd. ("Dainippon Screen"). The Company expects that it will face increased competition from Integrated Process Equipment Corp. ("IPEC"), which is a major supplier of CMP polishing systems and also offers a CMP cleaning system, as well as other competitors as the CMP process matures. In general cleaning applications, the Company's principal competitors include Dainippon Screen and others. Many of these competitors and potential competitors have greater financial, marketing, technical and other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations than the Company. In addition, Dainippon Screen has a large installed base of cleaning systems in Japan and IPEC offers its CMP cleaning system in an integrated system with its CMP polishing tool, and has a large installed base of polishers with many of the Company's current and potential customers.

    The CMP polishing system under development by the Company is expected to face significant competition from multiple current and future competitors. Companies currently offering polishing systems include Applied Materials, Cybeq Systems, Ebara Corporation, IPEC, Strasbaugh, SpeedFam Corp. and Sumitomo Metal Industries Ltd. IPEC currently has the largest installed base of CMP polishers and also offers an integrated CMP polishing and cleaning system. The Company believes that other companies are developing polishing systems and are planning to introduce new products to this market before or during the same time frame as the Company's planned introduction of its CMP polishing system. Many of these current and potential new competitors have greater financial, marketing, technical and other resources, broader product lines, long-time customer relationships, greater customer service capabilities and larger and more established sales organizations than the Company.

    The principal elements of competition in the Company's markets are technological innovation, supplier reputation, total cost of ownership of the systems, including yield, price, product performance and throughput capability, quality, and reliability, and customer service and support. Although the Company believes that it competes favorably with respect to each of these factors, there can be no assurance that the Company's competitors will not develop enhancements to and future generations of competitive products that may offer improved price or performance features. New product introductions, announcements and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's existing systems or make the Company's systems or technology less competitive or obsolete.

    The Company believes that to remain competitive will require the investment of significant financial resources in developing new product features and enhancements, and to maintain customer service and support centers worldwide. In marketing its products, the Company will face competition from suppliers employing new technologies in order to extend the capabilities of competitive products beyond their current limits or increase their productivity. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and margins, which would materially adversely affect the Company's business and results of operations.

    The Company believes that increased penetration of the Pacific Rim, particularly Japan, will be important to its future financial performance. The Company must compete in Japan against Japanese process equipment manufacturers that are well established in the Japanese process equipment market. This market has traditionally been difficult for non-Japanese process equipment manufacturers to penetrate. Furthermore, Japanese semiconductor manufacturers have extended their influence outside of Japan by licensing products and process technologies to non-Japanese semiconductor manufacturers. Such licenses could result in a recommendation to use certain semiconductor capital equipment manufactured by Japanese companies. Therefore, the Company is at a distinct competitive disadvantage compared to leading Japanese suppliers which have longstanding collaborative relationships with Japanese semiconductor manufacturers. The Company has not established itself as a competitor in the Japanese market and there can be no assurance that the Company will be able to achieve significant sales to Japanese semiconductor manufacturers. See "Item 7.
- -- Future Performance and Risk Factors -- Risks Associated with the Japanese Market."

INTELLECTUAL PROPERTY RIGHTS AND LICENSES

    The Company currently holds several United States patents which expire beginning in 2012. The Company also has several United States and foreign patent applications pending. However, the Company believes that its success will depend more upon the innovation, technological expertise and marketing abilities of its employees than upon the protection provided by its patents, trademarks, copyrights and other intellectual property rights.

    Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products, or, if the patents are issued to the Company, design around the patents issued to the Company.

    There has been substantial litigation regarding patents and other intellectual property rights in semiconductor-related industries. As is typical in the semiconductor capital equipment industry, the Company has received notices from time to time from third parties alleging infringement claims. Although there currently are no pending claims or lawsuits against the Company regarding any possible infringement claims, there can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims in the future will not be asserted or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations.

    In June 1995, the Company entered into a worldwide, non-exclusive patent and technology license agreement with Silicon Valley Group, Inc., a manufacturer of semiconductor capital equipment. The license agreement resulted from a disputed claim by the licensor that the Company's products infringed a patent owned by the licensor. Although the Company believed that the patent would not have been enforceable against it, the Company negotiated the license agreement to avoid the inherent risks and costs of litigation. Under the license agreement, the Company paid $1.5 million upon the closing of the Company's initial public offering in July 1995 for royalties for periods prior to October 1, 1995. Subsequent to October 1, 1995, the Company is obligated to pay royalties equal to 1.5% of covered sales of the Company's cleaning systems, up to a maximum of $1.5 million.

EMPLOYEES

    At June 30, 1996, the Company had 323 full-time employees, including 104 engaged in research, development and engineering, 22 in sales and marketing, 62 in customer service and support, 108 in manufacturing and 27 in general administration and finance. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

    The Company believes its future success will depend in large part on the Company's ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense. There can be no assurance that the Company will be successful in recruiting or retaining key personnel.


ITEM 2.  PROPERTIES.

    The Company maintains its headquarters, research and development and manufacturing operations in four leased facilities in San Jose, California and Milpitas, California, which together comprise approximately 118,000 square feet. The leases on these facilities expire at various dates through March 2001. The Company also leases service and sales offices in various locations in the U.S. and overseas. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute space will be available as needed.


ITEM 3.  LEGAL PROCEEDINGS.

    In April 1996, Homayoun Talieh, who was the Company's Vice President, CMP Systems Division through September 1995, filed a demand for arbitration pursuant to an employment agreement between the Company and Mr. Talieh. Mr. Talieh seeks unspecified damages allegedly based on his employment contract and upon allegations that he was wrongfully terminated. The arbitration hearing has been scheduled for October 1996. The Company intends to defend the action vigorously, and believes that the outcome of the arbitration will not have a material adverse effect on its financial condition or results of operations.

    In July 1996, the Company entered into a settlement agreement with Rick Lutz, a former employee, director, and shareholder of the Company, under which all claims asserted by Mr. Lutz in a lawsuit filed in October 1995 were resolved for an immaterial sum.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

EXECUTIVE OFFICERS OF THE COMPANY

    The names and certain information about the executive officers of the Company are as follows:

    NAME                          AGE       POSITION

    James W. Bagley               57        Chairman of the Board of Directors
                                            and Chief Executive Officer

    Jerauld J. Cutini             37        Executive Vice President, Sales,
                                            Marketing, and Customer Support,
                                            Secretary and Director

    Patrick C. O'Connor           48        Vice President, Chief Financial
                                            Officer and Assistant Secretary

    Wilbur Krusell, Ph.D.         48        Executive Vice President, Process
                                            Technology, and Chief Technical
                                            Officer

    Mr. Bagley has served as Chairman of the Board and Chief Executive Officer of the Company since June 1996. Prior to joining OnTrak, Mr. Bagley was employed by Applied Materials, Inc. for 15 years in various management positions, most recently as Vice Chairman of the Board of Directors. He joined Applied Materials in 1981 as Senior Vice President, was Chief Operating Officer from 1987 through October 1995, served as President from December 1987 to December 1993, and was appointed Vice Chairman of the Board of Directors in December 1993. Mr. Bagley was employed by Texas Instruments before he joined Applied Materials. Mr. Bagley is also a director of Tencor Instruments, Teradyne, Inc. and Kulicke and Soffa Industries, Inc.

    Mr. Cutini joined the Company in August 1990 as Vice President of Sales. He has served as a director of the Company since November 1990. He served as the Company's Chief Financial Officer from November 1990 until September 1992. He became Secretary in September 1992, and became Executive Vice President, Sales and Marketing in November 1994. From February 1989 to August 1990, Mr. Cutini was Senior Sales Engineer for Applied Materials. From September 1988 to February 1989, Mr. Cutini was Western Regional Sales Manager for Solitec, Inc., a semiconductor equipment company. From May 1981 to September 1988, Mr. Cutini was employed by Silicon Valley Group in various positions in sales, marketing, and customer service.

    Mr. O'Connor joined the Company in June 1992 and has served as Vice-President, Chief Financial Officer and Assistant Secretary since September 1992. He served as a director of the Company from September 1992 to November 1994. Mr. O'Connor was an independent management consultant from May 1991 through December 1994, when he became a full-time employee of the Company. From 1979 to May 1991, Mr. O'Connor was employed by Silicon Valley Group, in various positions, including Senior Vice President of Corporate Development; Vice President, Operations; and Vice President of Customer Services. From 1973 to 1979, Mr. O'Connor was the Chief Financial Officer or Corporate Controller for the Semiconductor Equipment Division of Eaton Corporation and its predecessors.

    Dr. Krusell joined the Company in November 1992 as Vice President, Process Technology, and Chief Technical Officer. From February 1992 to October 1992, Dr. Krusell was employed by Watkins-Johnson Company, first as Manager, Single Wafer Process Research and Development, and subsequently as Manager of CVD Research and Development. From September 1990 to January 1992, Dr. Krusell was Director of Process Development for Advantage Production Technology, Inc., a semiconductor equipment company. From 1976 to September 1990, Dr. Krusell was employed by MEMC in various positions, most recently as Wafer Process Manager.

    The executive officers serve at the discretion of the Board of Directors, until their successors are appointed.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

    The Company consummated an initial public offering on July 10, 1995. Prior to the offering, there was no trading market for the Company's Common Stock. The Common Stock is traded on the Nasdaq National Market under the symbol ONTK. The following table sets forth the high and low sale prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market:

                                                            High      Low
                                                            ----      ---
    FISCAL YEAR 1996

    First Quarter (July 10 -  September 30, 1995). . .     $34-3/4   $23-1/2

    Second Quarter (October 1 - December 31, 1995) . .     $27       $14

    Third Quarter (January 1 - March 31, 1996) . . . .     $17-3/4   $12

    Fourth Quarter (April 1 - June 30, 1996) . . . . .     $28-3/4   $11-1/2


    On August 31, 1996, the last reported sale price of the Common Stock on the Nasdaq National Market was $14 5/8 per share. On August 31, 1996, there were approximately 360 holders of record of the Common Stock.

    The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, for its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company's bank line of credit agreement prohibits the payment of cash dividends without the prior approval of the bank.

ITEM 6.  SELECTED FINANCIAL DATA.



                                                                     FISCAL YEAR ENDED JUNE 30,
                                                           --------------------------------------------

                                                           1996      1995      1994      1993      1992
                                                           ----      ----      ----      ----      ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenue                                              $55,829   $26,024   $11,497    $5,451    $3,244
Cost of revenue                                           26,334    10,889     4,776     2,492     1,808
                                                          ------    ------    ------    ------     -----
      Gross profit                                        29,495    15,135     6,721     2,959     1,436
                                                          ------    ------    ------    ------     -----

Operating Expenses:

      Research, development and engineering               13,886     6,828     1,991     1,204       554
      Selling, general and administrative                  9,689     5,504     2,333     1,283       854
      Charge for past royalties                               --     1,250        --       --         --
                                                          ------   -------    ------    ------     -----

            Total operating expenses                      23,575    13,582     4,324     2,487     1,408
                                                          ------    ------    ------    ------     -----

Income from operations                                     5,920     1,553     2,397       472        28
Interest and other income (expense), net                   1,442       (27)      (48)      (51)      (34)
                                                          ------     -----    ------    ------     -----

Income (loss) before provision (benefit)
    for income taxes                                       7,362     1,526     2,349       421        (6)
Provision (benefit) for income taxes                       2,575       458       836        97       (40)
                                                          ------     -----    ------    ------     -----

Net income                                               $ 4,787   $ 1,068    $1,513    $  324    $   34
                                                         -------   -------    ------    ------    ------
                                                         -------   -------    ------    ------    ------

Net income per share (1)                                  $ 0.59     $0.17    $ 0.24    $ 0.06    $ 0.01
                                                          ------     -----    ------    ------    ------
                                                          ------     -----    ------    ------    ------

Weighted average common and common
  equivalent shares (1)                                    8,167     6,134     6,344     5,585     5,427

                                                                                AT JUNE 30,
                                                             --------------------------------------------

                                                            1996      1995      1994      1993      1992
                                                            ----      ----      ----      ----      ----
                                                                              (IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA:
    Working capital                                     $ 45,970  $  6,024   $ 1,995  $    634  $    311
    Total assets                                          62,132    15,767     5,275     2,300     1,196
    Long-term obligations (excluding current
          portion)                                         1,173     1,471       805       612       464
    Mandatorily redeemable preferred stock                   --      6,522        --        --        --
    Total shareholders' equity                            52,090       836     1,884       406        38


(1) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Except for the historical information contained herein, the matters discussed in this Form 10-K include forward-looking statements which are subject to a number of risks and uncertainties that could cause the actual results to differ materially from the statements made. These include, but are not limited to, the matters discussed below under the caption "Future Performance and Risk Factors" and under "Item 1. - Business".

OVERVIEW

    The Company was incorporated in 1985 to provide third party sales of spare parts for certain silicon wafer processing and semiconductor manufacturing equipment. In 1990, the Company changed its focus and began developing a wafer cleaning system. Sales of the Company's cleaning systems have increased as new wafer processing requirements, such as CMP, have driven the need for improved cleaning processes. As of June 30, 1996, the Company has shipped over 300 cleaning systems to customers worldwide. The Company has been profitable in each of its last five fiscal years.

    The Company has been undergoing a period of rapid growth. The Company has significantly increased its operations to support increased revenues, including the hiring of additional personnel, and has made substantial investments in research, development and engineering to support product development. The Company's expansion has resulted in significantly higher operating expenses and the Company expects that its operating expenses will continue to increase significantly. In the quarter ended June 30, 1994, the Company commenced development of a CMP polishing system. This development has resulted in a significant increase in research, development and engineering expenses and a corresponding decrease in operating margins. In June 1995, the Company entered into a worldwide, non-exclusive patent and technology license agreement with Silicon Valley Group whereby the Company paid $1.5 million upon the closing of its initial public offering in July 1995. This payment relates to royalties for periods prior to October 1, 1995. Subsequent to October 1, 1995, the Company is obligated for royalties of 1.5% of covered sales of the Company's cleaning systems, up to a maximum of $1.5 million. See Note 9 of Notes to Consolidated Financial Statements.

    The Company's gross margins have been and will continue to be affected by a variety of factors, including the mix and average selling prices of systems, the mix of customers, the costs associated with new system introductions and enhancements, and the customization of systems. In addition, sales to international distributors in Europe and Japan are at discounted prices which reduce gross margins. Gross margins for initial shipments of new products are typically lower than those for mature products until volume manufacturing is achieved due to the inefficiencies associated with the start-up of manufacturing operations.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 1996, 1995, AND 1994

    The following table sets forth the consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:

                                                    YEAR ENDED JUNE 30,
                                                 -------------------------

                                                  1996      1995     1994
                                                 ------    ------   ------

Net revenue                                      100.0%    100.0%   100.0%
Cost of revenue                                   47.2      41.8     41.5
                                                 ------    ------   ------

    Gross profit                                  52.8      58.2     58.5
                                                 ------    ------   ------

Operating expenses:
    Research, development and engineering         24.9      26.2     17.3
    Selling, general and administrative           17.3      21.2     20.3
    Charge for past royalties                      --        4.8      --
                                                 ------    ------   ------

         Total operating expenses                 42.2      52.2     37.6
                                                 ------    ------   ------

Income from operations                            10.6       6.0     20.9
Interest and other income (expense), net           2.6      (0.1)    (0.4)
                                                 ------    ------   ------

Income before provision for income taxes          13.2       5.9     20.5
Provision for income taxes                         4.6       1.8      7.3
                                                 ------    ------   ------

Net income                                         8.6%      4.1%    13.2%
                                                 ------    ------   ------
                                                 ------    ------   ------

NET REVENUE. Net revenues increased by 115% to $55.8 million in fiscal 1996, compared to $26.0 million in fiscal 1995, which represented an increase of 126% compared to $11.5 million in fiscal 1994. The increase in each period was primarily attributable to increased sales of cleaning systems for use in the CMP production process. To a lesser extent, increases in average selling prices in each period also contributed to the increases in net revenues. The DSS-200 Series II cleaning system, which has a higher average selling price than previous systems, was introduced in fiscal 1995, and represented a higher proportion of total systems sales in fiscal 1996 compared to fiscal 1995.

International sales accounted for 32.3%, 27.2%, and 30.9% of net revenues in fiscal 1996, 1995 and 1994, respectively. Sales to customers in Europe were $10.1 million, $3.9 million, and $2.4 million in fiscal 1996, 1995, and 1994, respectively. Sales to customers in the Pacific Rim were $7.9 million, $3.2 million, and $1.1 million in fiscal 1996, 1995, and 1994, respectively. The increase in international sales in each period was primarily attributable to increased shipments of cleaning systems for use in the CMP production process. It is anticipated that international sales will continue to represent a significant portion of net revenues for the foreseeable future. All of the Company's sales are recorded in U.S. dollars.

GROSS MARGIN. Gross margin decreased to 52.8% in fiscal 1996 from 58.2% in fiscal 1995 and from 58.5% in fiscal 1994. The decrease in fiscal 1996 compared to fiscal 1995 was primarily attributable to the effect of distributor discounts on international shipments. In addition, the decrease in fiscal 1996 reflected the incremental effect of field application engineering and royalty expenses which totaled approximately 3% of net revenues; the effect of these items on gross margin in fiscal 1995 was not significant. The slight decrease in fiscal 1995 compared to fiscal 1994 was primarily attributable to the introduction of the DSS-200 Series II system and the effect of distributor discounts on international shipments.

RESEARCH, DEVELOPMENT, AND ENGINEERING. Research, development, and engineering expenses increased to $13.9 million, or 24.9% of net revenues, in fiscal 1996, from $6.8 million, or 26.2% of net revenues, in fiscal 1995, and from $2.0 million, or 17.3% of net revenues, in fiscal 1994. The increase in absolute dollars in fiscal 1996 compared to fiscal 1995 was primarily attributable to the continued investment in the development of the CMP polishing system. It is anticipated that research, development, and engineering expenses will remain at a relatively high level, both in terms of absolute dollars and as a percentage of net revenues, until the polishing system is in commercial production. The increase in research, development, and engineering expenses in fiscal 1995 compared to fiscal 1994 was also primarily attributable to research and development expenses for the Company's CMP polishing system, which the Company commenced developing in the fourth quarter of fiscal 1994. To a lesser extent, the increase in fiscal 1995 was attributable to continuing investment in improving the Company's cleaning systems.

SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative expenses increased to $9.7 million, or 17.3% of net revenues, in fiscal 1996, from $5.5 million, or 21.2% of net revenues, in fiscal 1995, and from $2.3 million, or 20.3% of net revenues, in fiscal 1994. The increase in absolute dollars in fiscal 1996 compared to fiscal 1995 was primarily attributable to increased sales and marketing activities; however, these expenses decreased as a percentage of net revenues due to a higher growth in sales. In addition, sales commissions were approximately 1.5% lower as a percentage of net revenues in fiscal 1996 compared to fiscal 1995, due to variations in the Company's worldwide sales mix, including increased levels of non-commission distributor and direct sales. The increase in fiscal 1995 compared to fiscal 1994 was primarily attributable to the expansion of the Company's sales and marketing organization to support the increased sales. Sales commissions were also higher as a percentage of net revenues in fiscal 1995 compared to fiscal 1994 due to variations in the Company's worldwide sales mix.

CHARGE FOR PAST ROYALTIES. In June 1995, the Company entered into a worldwide, non-exclusive license agreement under which the Company agreed to pay $1.5 million upon the closing of its initial public offering in July 1995. The portion of the payment which related to the use of the technology prior to March 31, 1995 was reflected as a non-recurring, $1.3 million charge to operations in fiscal 1995. For sales after March 31, 1995, royalty expense relating to the license agreement has been approximately 1.5% of net revenues and has been included in cost of sales.

INCOME TAXES. The Company's effective tax rate was 35.0%, 30.0%, and 35.6% of net revenues in fiscal 1996, 1995, and 1994, respectively. The increase in fiscal 1996 compared to fiscal 1995 was primarily attributable to the expiration of the federal research and development credit and variations in the Company's worldwide sales mix, offset by a lower effective state tax rate, which was due to increased sales activities in states with lower tax rates. The decrease in fiscal 1995 compared to fiscal 1994 was primarily attributable to the effect of research and development tax credits applied against lower pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its growth primarily through cash flows from operations and proceeds raised in equity offerings, including its initial public offering in July 1995 and a private placement of preferred stock in November 1994. Net cash provided by operations was $2.5 million in fiscal 1996, compared to net cash used for operations of $2.0 million in fiscal 1995 and net cash provided by operations of $1.3 million in fiscal 1994. Cash provided by operations in fiscal 1996 was primarily attributable to increased sales and profitability, which was partially offset by increases in accounts receivable and inventory. Net accounts receivable increased by $3.7 million in fiscal 1996, due primarily to the increased sales volume. Inventory increased by $2.3 million during fiscal 1996, primarily to support the increased production requirements resulting from the increase in sales.

Investing activities consist primarily of capital expenditures and purchases and sales of short-term investments. Capital expenditures totaled $6.1 million in fiscal 1996, and consisted primarily of leasehold improvements for the Company's new headquarters and manufacturing facility and equipment purchased for research and development activities. Net purchases of short-term investments totaled $12.4 million in fiscal 1996. Cash flows from financing activities totaled $38.4 million in fiscal 1996, consisting primarily of the net proceeds of $41.4 million from the Company's initial public offering, offset by the payment of $3.5 million to redeem the Company's Mandatorily Redeemable Preferred Stock.

At June 30, 1996, the Company had working capital of $46.0 million, with its primary source of liquidity provided by $36.6 million in cash and short-term investments. The Company also has a $10.0 million line of credit agreement which expires in November 1996; no borrowings are outstanding under the agreement. At June 30, 1996, the Company had $1.2 million of long-term obligations, consisting primarily of a five year term loan agreement, which replaced the equipment financing obligations outstanding at June 30, 1995. Capital expenditures in fiscal 1997 are expected to approximate the amount spent in fiscal 1996, and are expected to include the expansion of the Company's manufacturing and service facilities, and equipment and facility improvements for research, development, and engineering purposes, including the continued development of the CMP polishing system. As a result of these capital expenditures, the Company's depreciation and amortization costs are expected to increase significantly. In addition, the Company expects to incur increased research, development, and engineering expenses in fiscal 1997 relating to the CMP polishing system.

The Company believes that its existing cash and short-term investments, anticipated cash flow from operations, and cash available under line of credit agreements will be sufficient to meet the Company's cash requirements through fiscal 1997. However, after that period, depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its cash requirements. There can be no assurance that such financing will be available when required or, if available, will be on terms satisfactory to the Company.

FUTURE PERFORMANCE AND RISK FACTORS

    THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION
ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

    The Company's business depends upon capital expenditures by manufacturers of semiconductor devices, primarily for the opening of new or expansion of existing fabrication facilities, which, in turn, depends upon the current and anticipated market demand for semiconductor devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment. The semiconductor industry has experienced significant growth in recent years, which has resulted in significant growth in the semiconductor capital equipment industry, and from which the Company has benefited. However, the growth in the semiconductor and semiconductor capital equipment industries has recently slowed and there are indications that a downturn in the semiconductor capital equipment industry may be occurring.
There can be no assurance that growth in the Company's business can be sustained. The Company anticipates that a significant portion of new orders will depend upon demand from semiconductor manufacturers building or expanding large fabrication facilities for advanced multi-level semiconductor devices with design rules of 0.5 micron and below, and there can be no assurance that such demand will exist. Moreover, the Company's business and results of operations will be materially adversely affected by future downturns or slowdowns in the semiconductor industry.

HIGHLY COMPETITIVE INDUSTRY

    The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by semiconductor manufacturers to install and integrate capital equipment into a semiconductor production line. The Company believes that as a result, once a semiconductor manufacturer has selected a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, the Company would expect to experience difficulty in selling to a given customer if that customer had initially selected or selects a competitor's capital equipment.

    Many of the Company's competitors and potential competitors have greater financial, marketing, technical and other resources, broader product lines, greater customer service capabilities, and larger and more established sales organizations than the Company. There can be no assurance that the Company's competitors will not develop enhancements to and future generations of competitive products that may offer improved price or performance features. New product introductions, enhancements of existing products, or announcements relating to the planned introduction of new products or enhancements to existing products by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems or otherwise make the Company's systems or technology obsolete or noncompetitive. In addition, by virtue of the Company's reliance on sales of cleaning systems, the Company could be at a disadvantage compared to competitors that offer integrated CMP polishing and cleaning systems if those systems gain broader market acceptance. The Company believes that it will continue to face competition from current and new suppliers. Increased competitive pressure could lead to reduced demand and lower prices for the Company's products, which could materially adversely affect the Company's business and results of operations. There can be no assurance that the Company will be able to compete successfully in the future. See "Item 1. Business -- Competition."

ACCEPTANCE OF CMP PROCESS

    The Company's products are primarily intended for use by semiconductor manufacturers in the CMP process. Although the Company believes that the CMP process is important for achieving the planarity required for the manufacture of advanced semiconductor devices with multiple metal layers and design geometries of 0.5 micron line widths and below, the CMP process is in an early stage of implementation and has not yet been adopted by a majority of manufacturers. To date, the Company's products have been used primarily in the manufacture of advanced semiconductor logic devices. The Company has sold only a limited number of CMP cleaning systems for use in the manufacture of advanced semiconductor memory devices in part because, the Company believes, the manufacture of these devices has not yet required significant use of the CMP process. There can be no assurance that the CMP process will be utilized on a widespread basis for manufacturing memory devices or that alternative processes will not be used to achieve planarity in the manufacture of advanced logic or memory devices. In addition, there are a number of patents relating to the CMP process held by third parties. Accordingly, semiconductor manufacturers who use the CMP process may be required to obtain licenses from the holders of one or more of such patents, which may impede the adoption of CMP technology by other semiconductor manufacturers. If the CMP process is not accepted in the market, or if alternatives to the CMP process emerge, or other planarization technologies improve to serve the industry's planarity requirements, the Company's business and results of operations would be materially adversely affected. See "Item 1. Business -- Industry Background."

RELIANCE ON SINGLE PRODUCT FAMILY

    Substantially all of the Company's revenues to date have been attributable to the Company's cleaning systems. Should the demand for, or pricing of, the Company's cleaning systems decline, due to increased competitive pressure, the introduction of superior systems or processes, changes in the semiconductor industry or other factors, the Company's business and results of operations would be materially adversely affected. The ability of the Company to diversify its operations through the introduction and sale of new products, including its proposed CMP polishing system, and broader acceptance of its cleaning system in general cleaning applications, is dependent on the success of the Company's continuing research, development and engineering activities, as well as its marketing efforts. No assurance can be given that the Company will be able to develop, acquire, introduce or market new products in a timely or cost-effective manner or that any new products or improvements will achieve market acceptance. Accordingly, the Company will be dependent on overall market acceptance of the CMP process and sales of the Company's cleaning systems for use in CMP slurry removal applications. See "Item 1. Business -- Products."

DEPENDENCE ON NEW PRODUCT DEVELOPMENT AND ACCEPTANCE

    The semiconductor capital equipment industry is characterized by rapid technological change, frequent new product introductions and continually evolving industry standards. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing cleaning systems and their process capabilities, to adapt its cleaning systems to other cleaning applications not currently addressed by the Company, and to design and develop new technologies, processes, and systems, including but not limited to the CMP polishing system under development, that compete effectively on the basis of price, performance and features that adequately address customer requirements. The success of the Company in developing, introducing, and selling new and enhanced equipment depends upon a variety of factors, including timely and efficient completion of product design and development and implementation of manufacturing and assembly processes, and product performance in the field, as well as effective sales and marketing. There can be no assurance that any new or enhanced product will be successfully developed, manufactured or marketed. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the type of integrated circuits under development by leading semiconductor manufacturers and the equipment required to produce such integrated circuits.

    The Company must also manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. There can be no assurance that the Company will be able to develop and introduce new products, including its CMP polishing system, or enhancements to its existing products and processes in a manner which satisfies customer needs or achieves market acceptance. The Company's inability to complete the development or meet the technical specifications of any new systems or enhancements, or to manufacture and ship these systems or enhancements in volume and in a timely manner would materially adversely affect the Company's business and results of operations, as well as its customer relationships. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product's life cycle and to ensure compliance with regulatory requirements. If new products experience reliability or quality problems, the Company could encounter a number of difficulties, including reduced orders, higher manufacturing costs, delays in collection of accounts receivable and additional service and warranty expenses, which events could materially adversely affect the Company's business and results of operations. See "Item 1. Business -- CMP Polisher Under Development" and "-- Research, Development and Engineering."

RISK OF DEVELOPING AND MARKETING CMP POLISHING SYSTEM

    The Company has expended and expects to continue to expend substantial research, development and engineering resources to develop a CMP polishing system. The Company has not previously offered a CMP polishing system and there can be no assurance that the Company will not experience difficulties or delays in its development efforts or that such efforts will be successful. The CMP polishing system is based on a new technological approach and is being developed primarily by new employees who have not previously designed or developed a product for the Company. Even if the Company's polishing system is successfully developed, the Company may encounter problems or delays as it commences manufacturing the CMP polishing system, for which it has no prior experience. The Company's polishing system, if developed, will compete against polishing systems marketed by suppliers with significant installed bases as well as products that are expected to be introduced by new competitors. There can be no assurance that the Company will be successful in marketing and obtaining acceptance of its CMP polishing system. The failure to complete development of the CMP polishing system on a timely basis or to achieve market acceptance for the Company's CMP polishing system could have a material adverse effect on the Company's business and results of operations. See "Item 1. Business -- CMP Polisher Under Development" and "-- Research, Development and Engineering."

CUSTOMER CONCENTRATION

    Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net revenues in the foreseeable future. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, delays or postponement of expansion programs, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing semiconductor devices could materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers, conditions in the semiconductor industry and the general business economy, of which there can be no assurance. See "Item 1. Business -- Customers" and "-- Backlog."

FLUCTUATIONS IN OPERATING RESULTS

    The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems, which typically range in purchase price from approximately $150,000 to $525,000. As a result, a small reduction in the number of systems shipped in a quarter could have a material adverse effect on the Company's revenues and results of operations for that quarter. It is expected that the purchase price for the Company's CMP polishing systems will be higher than the price for its cleaning systems, which would exacerbate this effect. A delay in shipment near the end of a particular quarter, due to, for example, unanticipated shipment rescheduling, cancellation or deferral by customers or unexpected manufacturing difficulties experienced by the Company, may cause financial results in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's results of operations for such quarter. In addition, the Company's intention to expand its direct sales force and the need for continued investment in research, development, engineering, marketing, customer service and support capabilities will limit the Company's ability to reduce expenses in response to any such decrease in sales. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with limited or no penalties and, therefore, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. If the Company's anticipated level of revenues is not achieved for a particular period, the Company's operating results could be adversely affected by its inability to reduce these costs. Because the Company builds its systems according to forecast, a reduction in customer orders or backlog could present future difficulties regarding the Company's ability to plan production and inventory levels, which could adversely affect the Company's business and results of operations. The impact of these and other factors on the Company's operating results in any future period cannot be accurately forecast. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON KEY SUPPLIERS

    Certain components, including the brushes used in its cleaning systems, subassemblies and services necessary for the manufacture and operation of the Company's systems are obtained from sole suppliers or a limited group of suppliers. The Company has experienced temporary shortages of such supplies in the past. The Company does not maintain any long-term agreements in excess of one year with any of its suppliers and intends to increasingly rely on outside suppliers to manufacture certain subassemblies and assemble components. The

Company's reliance on sole or a limited group of suppliers and increased reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components and subassemblies. The disruption or termination of these sources could have a material adverse effect on the Company's business and results of operations. The Company believes that alternative sources could be obtained and qualified to supply these components, if necessary. Nevertheless, any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business and results of operations. See "Item 1. Business -- Manufacturing."

RELIANCE ON MANUFACTURERS' SALES REPRESENTATIVES AND INTERNATIONAL DISTRIBUTORS

    The majority of the Company's sales are made through manufacturers' sales representatives and international distributors, whose activities are not within the control of the Company. In addition, the Company's distributors also provide service and support to the Company's international customers.
Therefore, a reduction in the sales efforts or financial viability of such distributors and manufacturers' sales representatives, or a termination of the Company's relationship with such entities, could adversely affect the Company's sales, its financial results and its ability to support its customers. Although management believes that it maintains good relations with its distributors and manufacturers' sales representatives, there can be no assurance that such relationships will continue. See "Item 1. Business -- Marketing, Sales and Customer Support."

RISKS ASSOCIATED WITH THE JAPANESE MARKET

    The Company believes that increased penetration of the Pacific Rim market, particularly Japan, will be important to its future financial performance. The Japanese semiconductor market represents a substantial percentage of the worldwide semiconductor manufacturing capacity and has been difficult for non-Japanese companies to penetrate. Furthermore, the licensing of products and process technologies by Japanese semiconductor manufacturers to non-Japanese semiconductor manufacturers could result in a recommendation to use certain semiconductor capital equipment manufactured by Japanese companies. In addressing this market, the Company is at a distinct competitive disadvantage compared to leading Japanese suppliers, many of which have longstanding collaborative relationships with Japanese semiconductor manufacturers. In addition, Japanese manufacturers have also tended to concentrate on manufacturing memory devices, which has not required the use of the CMP process. Although the Company intends to devote greater resources to marketing its products in the Pacific Rim, including Japan, there can be no assurance that the Company will be able to achieve significant sales to the Japanese semiconductor market. See "Item 1. Business -- Marketing, Sales and Customer Support."

INTERNATIONAL BUSINESS

    A significant portion of the Company's revenues have been attributable to sales for installation in semiconductor fabrication facilities outside the United States. Sales to customers outside the United States are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, natural disasters, difficulties in accounts receivable collection, extended payment terms, and the greater difficulty in administering business overseas, as well as general economic conditions. Although the Company's international sales are denominated in United States dollars, sales to international customers may be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. The Company is also subject to the risks associated with the imposition of governmental controls and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business and results of operations. Furthermore, although the Company endeavors to meet technical standards established by foreign regulatory bodies, it has in the past incurred delays attributable to the need to comply with such technical standards. There can be no assurance that the Company will be able to comply with changes in foreign standards in the future. The inability of the Company to design products to comply with foreign standards could have a material adverse effect on the Company's business and results of operations. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business -- Marketing, Sales and Customer Support."

DEPENDENCE ON KEY PERSONNEL

    The Company's operations depend in significant part upon the contributions of its management and key technical personnel, many of whom would be difficult to replace. The loss of any key person could have a material adverse effect on the Company's business and results of operations. In addition, the Company's future operating results depend in part upon its ability to attract and retain qualified management and key technical personnel for its operations.
Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. There is currently an industry-wide shortage of technical personnel which makes it more difficult to attract and retain such personnel. The failure to attract or retain such persons could materially adversely affect the Company's business and results of operations. See "Item 1. Business -- Employees" and " -- Executive Officers of the Company."

VOLATILITY OF STOCK PRICE

    The market price of the Company's Common Stock has fluctuated since its initial public offering in July 1995 and is subject to material fluctuation in the future in response to a variety of factors, including: quarter to quarter variations in operating results; announcements of developments related to the Company's business; fluctuations in the Company's order levels; general conditions in the semiconductor industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; developments relating to patents or other intellectual property rights or disputes; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                              ONTRAK SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS:                                          PAGE
                                                                            ----

     Report of Independent Accountants                                      25

     Consolidated Balance Sheet at June 30, 1996 and 1995                   26

     Consolidated Statement of Operations for the years ended
          June 30, 1996, 1995 and 1994                                      27

     Consolidated Statement of Shareholders' Equity for the years ended
          June 30, 1996, 1995 and 1994                                      28

     Consolidated Statement of Cash Flows for the years ended
          June 30, 1996, 1995 and 1994                                      29

     Notes to Consolidated Financial Statements                             30

     Financial Statement Schedules

          All financial statement schedules are omitted because they are not applicable or not required, or because the required information is presented in the financial statements or related notes, or such amounts are immaterial.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of OnTrak Systems, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of OnTrak Systems, Inc. and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
San Jose, California
July 25, 1996

                              ONTRAK SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET



June 30,                                                     1996           1995
- --------------------------------------------------------------------------------
IN THOUSANDS

ASSETS
Current assets:
  Cash and cash equivalents                             $  24,217       $  1,767
  Short-term investments                                   12,372              -
  Accounts receivable, less allowance for
    doubtful accounts of $400 and $56                       8,918          5,280
  Inventory                                                 6,892          4,548
  Refundable income taxes                                     575            117
  Deferred income taxes                                     1,579            544
  Prepaid expenses and other assets                           286            706
- --------------------------------------------------------------------------------
    Total current assets                                   54,839         12,962

Property and equipment, net                                 7,293          2,798
Deferred income taxes                                           -              7
- --------------------------------------------------------------------------------
                                                        $  62,132      $  15,767
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations                 $  283         $  279
  Accounts payable                                          3,124          2,576
  Accrued liabilities                                       5,462          4,083
- --------------------------------------------------------------------------------
    Total current liabilities                               8,869          6,938

Long-term obligations                                       1,173          1,471
- --------------------------------------------------------------------------------
Commitments and contingencies (Note 9)

Mandatorily Redeemable Preferred Stock                          -          6,522

Shareholders' equity:
  Undesignated Preferred Stock, no par value, 3,000 shares authorized;
    none issued or outstanding                                  -              -
  Common stock, no par value, 30,000 shares authorized;
    7,518 and 2,660 shares issued and outstanding          46,666            199
  Retained earnings                                         5,424            637
- --------------------------------------------------------------------------------
    Total shareholders' equity                             52,090            836
- --------------------------------------------------------------------------------
                                                          $62,132        $15,767
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                   The accompanying notes are an integral part
                          of these financial statements

                              ONTRAK SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS



Year Ended June 30,                           1996          1995           1994
- --------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA

Net revenue                              $  55,829     $  26,024      $  11,497
Cost of revenue                             26,334        10,889          4,776
- --------------------------------------------------------------------------------
    Gross profit                            29,495        15,135          6,721
- --------------------------------------------------------------------------------

Operating expenses:
  Research, development and engineering     13,886         6,828          1,991
  Selling, general and administrative        9,689         5,504          2,333
  Charge for past royalties                      -         1,250              -
- --------------------------------------------------------------------------------
    Total operating expenses                23,575        13,582          4,324
- --------------------------------------------------------------------------------

Income from operations                       5,920         1,553          2,397

Interest and other income (expense), net     1,442           (27)           (48)
- --------------------------------------------------------------------------------

Income before provision for income taxes     7,362         1,526          2,349

Provision for income taxes                   2,575           458            836
- --------------------------------------------------------------------------------

Net income                                $  4,787      $  1,068       $  1,513
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Net income per share                    $     0.59    $     0.17     $     0.24

Weighted average common and
  common equivalent shares                   8,167         6,134          6,344



                   The accompanying notes are an integral part
                          of these financial statements

                              ONTRAK SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                     Common Stock            Retained
                                                 Shares         Amount       Earnings          Total
- ----------------------------------------------------------------------------------------------------
IN THOUSANDS

  Balance at June 30, 1993                        2,970      $      93      $     313      $     406
  Repurchase of Common Stock                        (40)            (1)           (79)           (80)
  Sale of Common Stock                              200             45              -             45
  Net income                                          -              -          1,513          1,513
- ----------------------------------------------------------------------------------------------------

  Balance at June 30, 1994                        3,130            137          1,747          1,884
  Repurchase of Common Stock                       (760)           (23)        (2,178)        (2,201)
  Sale of Common Stock                                4             10              -             10
  Net issuance under employee stock plans           286             75              -             75
  Net income                                          -              -          1,068          1,068
- ----------------------------------------------------------------------------------------------------
  Balance at June 30, 1995                        2,660            199            637            836

  Net proceeds from Initial Public Offering       2,690         41,404              -         41,404
  Conversion of Preferred Stock                   1,790          3,072              -          3,072
  Net issuance under employee stock plans           378            770              -            770
  Tax benefit of stock option transactions            -          1,221              -          1,221
  Net income                                          -              -          4,787          4,787
- ----------------------------------------------------------------------------------------------------

  Balance at June 30, 1996                        7,518      $  46,666      $   5,424      $  52,090
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------



                   The accompanying notes are an integral part
                          of these financial statements

                              ONTRAK SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended June 30,                                               1996           1995           1994
- ----------------------------------------------------------------------------------------------------
IN THOUSANDS
Cash flows from operating activities:
    Net income                                                $  4,787       $  1,068       $  1,513
      Adjustments to reconcile net income to
      net cash provided by (used for) operating activities:
        Depreciation and amortization                            1,564            486             89
        Allowance for doubtful accounts                            344             56              -
        Tax benefits from stock option transactions              1,221              -              -
        Deferred income taxes                                   (1,028)           (88)          (180)
        Changes in assets and liabilities:
          Accounts receivable                                   (3,982)        (3,805)          (719)
          Inventory                                             (2,344)        (3,136)          (666)
          Prepaid expenses and other assets                        420           (630)           (53)
          Accounts payable                                         548          2,001            273
          Accrued liabilities                                    1,379          3,048            290
          Income taxes payable (refundable)                       (458)          (978)           713
- ----------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities             2,451         (1,978)         1,260
- ----------------------------------------------------------------------------------------------------

Cash used for investing activities:
    Net purchases of short-term investments                    (12,372)             -              -
    Investment in property and equipment                        (6,059)        (1,700)          (152)
- ----------------------------------------------------------------------------------------------------
Net cash used for investing activities                         (18,431)        (1,700)          (152)

- ----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net proceeds from Initial Public Offering                   41,404              -              -
    Borrowings under long-term obligations                       1,170              -              -
    Repayments of long-term obligations                         (1,464)          (205)           (41)
    Repurchase of outstanding Common Stock                           -         (2,201)           (80)
    Proceeds from issuance of Common Stock                         770             85             45
    Proceeds from (Redemption of) Mandatorily
      Redeemable Preferred Stock                                (3,450)         6,522              -
- ----------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities            38,430          4,201            (76)
- ----------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                       22,450            523          1,032
Cash and cash equivalents at beginning of year                   1,767          1,244            212
- ----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $ 24,217       $  1,767       $  1,244
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
    Income taxes paid                                         $  2,719       $    745       $    310
    Interest paid                                                  164            134             60

Supplemental non-cash investing and financing disclosures:
    Equipment financing                                              -          1,035            262
    Conversion of Mandatorily Redeemable Preferred
      Stock into Common Stock                                    3,072              -              -



                   The accompanying notes are an integral part
                          of these financial statements

                                 ONTRAK SYSTEMS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OnTrak Systems, Inc. ("the Company") was incorporated in California in
June 1985. The Company is a leading provider of semiconductor capital equipment for chemical mechanical planarization and operates in a single industry segment.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the financial statements of OnTrak Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and balances have been eliminated.

REVENUE RECOGNITION

Revenue related to systems and parts sales is generally recognized upon shipment. Customers are not given the right to return systems; however, occasionally customers are provided with an evaluation system, and since customers can return such systems at any time with limited or no penalty, the Company does not recognize the associated revenue until the system is accepted by the customer. A provision for the cost of system installation and warranty is recorded at the time revenue is recognized. Service and maintenance revenue is recognized ratably over the period of the related service contract.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. Cash equivalents generally consist of treasury notes and money market deposits. Short-term investments consist of treasury notes and municipal bonds purchased with remaining maturities greater than three months. The Company has classified its short-term investments as "available for sale" in accordance with the provisions of Statement on Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities."

INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market.

PROPERTY AND EQUIPMENT

Property and equipment is stated at historical cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method based upon the useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the useful lives of the improvements or the lease term, whichever is shorter.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. The Company limits the amount of credit exposure to any one financial institution or commercial issuer. A majority of the Company's accounts receivable are derived from sales to large multinational semiconductor manufacturers and semiconductor equipment distributors. At June 30, 1996, receivables from two customers represented 25% and 18% of accounts receivable, respectively. At June 30, 1995, receivables from three customers represented 45%, 13% and 10% of accounts receivable, respectively. Concentrations of credit risk with respect to accounts receivable are considered to be limited due to the quality of the Company's customer base and the diversity of its geographical sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit and security agreements, whenever deemed necessary. The Company maintains an allowance for potential credit losses but has not experienced significant losses to date.

NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of Series A Mandatorily Redeemable Preferred Stock (using the if-converted method), and stock options and warrants (using the treasury stock method). Pursuant to the requirements of the Securities and Exchange Commission, stock options and warrants issued from June 1, 1994 through the effective date of the Company's initial public offering ("IPO") have been included in the computation for all pre-IPO periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The adoption of SFAS 121 in fiscal 1997 is not expected to have a material effect on the Company's results of operations or financial position.

In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or to make pro forma disclosures of such costs in a footnote to the financial statements. The Company intends to elect the disclosure method upon the adoption of SFAS 123 in fiscal 1997. Accordingly, SFAS 123 is not expected to have a material effect on the Company's results of operations or financial position.

NOTE 2 - FINANCIAL INSTRUMENTS

INVESTMENTS

Investments at June 30, 1996 consisted of the following:

                                Due in three    Due in three
                               months or less  months or more       Total
- --------------------------------------------------------------------------------
IN THOUSANDS

Money market funds                $       96     $        -     $       96
U.S. Government notes and bonds       21,380              -         21,380
Municipal notes and bonds                  -         12,372         12,372

- --------------------------------------------------------------------------------
                                  $   21,476     $   12,372     $   33,848
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

At June 30, 1996, $21.5 million of investments were included in cash and cash equivalents on the consolidated balance sheet, and the remainder were classified as short-term investments. The difference between the cost and fair market value of short-term investments was not significant at June 30, 1996. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company's current cash requirements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has evaluated the estimated fair value of its financial instruments using available market quotes and other relevant information. The amounts reported for financial instruments, including cash equivalents, short-term investments, and long-term obligations, reasonably estimate their fair value.

NOTE 3 - BALANCE SHEET COMPONENTS

June 30,                                                   1996           1995
- --------------------------------------------------------------------------------
IN THOUSANDS

Inventory:
    Raw materials                                     $   3,338      $   2,009
    Work-in-process                                       3,481          2,340
    Finished goods                                           73            199
- --------------------------------------------------------------------------------
                                                      $   6,892      $   4,548
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Property and equipment:
    Machinery and equipment                           $   6,269      $   2,552
    Furniture and fixtures                                1,337            534
    Leasehold improvements                                1,760            369
    Less:  accumulated depreciation and amortization     (2,073)          (657)
- --------------------------------------------------------------------------------
                                                      $   7,293      $   2,798
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Accrued liabilities:
    Warranty and installation                         $   1,822      $     795
    Employee compensation                                 1,443            811
    Customer deposits                                       431            450
    Accrued commissions                                     417            413
    Accrued royalties                                       223          1,374
    Other                                                 1,126            240
- --------------------------------------------------------------------------------
                                                      $   5,462      $   4,083
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


NOTE 4 - BORROWING AGREEMENTS AND OTHER LIABILITIES

Long-term obligations consist of the following:

June 30,                                                   1996           1995
- --------------------------------------------------------------------------------
IN THOUSANDS

Notes payable                                         $   1,091      $       -
Equipment financing obligations                               -          1,188
Working capital loan                                          -            156
Deferred compensation                                       365            406
- --------------------------------------------------------------------------------
                                                          1,456          1,750
Less:  current portion                                     (283)          (279)
- --------------------------------------------------------------------------------
                                                      $   1,173      $   1,471
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The Company has a note payable to a bank which is secured by all of the assets of the Company, bears interest at the bank's prime rate (8.25% at June 30, 1996), and is payable in monthly installments of principal and interest through February 2000. The Company also has a $10.0 million line of credit agreement with the bank which expires in November 1996; borrowings under the agreement bear interest at the bank's prime rate. No borrowings were outstanding under the agreement at June 30, 1996. The note payable and line of credit agreements each contain restrictive covenants relating to profitability and various financial ratios. The Company was in compliance with these covenants at June 30, 1996. During the year ended June 30, 1996, the Company arranged for the early repayment of the equipment financing and working capital obligations outstanding at June 30, 1995; there was no significant difference between the book value of these obligations and their redemption amount.

The Company has an agreement for deferred compensation to a former officer and current shareholder of the Company for past services which requires annual payments of $72,500 through January 2003. The future obligations under the agreement have been discounted using an interest rate of 8%.

Future principal payments under long-term obligations are as follows:

Year Ending June 30,
- --------------------------------------------------------------------------------
IN THOUSANDS

1997                                                                   $     283
1998                                                                         286
1999                                                                         290
2000                                                                         295
2001                                                                         200
Thereafter                                                                   102
- --------------------------------------------------------------------------------
                                                                       $   1,456
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company received financial advisory services under an agreement with a consulting firm, a principal of which became a director in April 1995. The agreement, which was terminated in February 1996, provided for a consulting fee of $10,000 per month. A total of $80,000, $125,000, and $110,000 was paid to the consulting firm under this agreement during the years ended June 30, 1996, 1995, and 1994, respectively. In November 1994, the Company paid $288,000 to the consulting firm as a finder's fee and issued warrants to purchase 98,000 shares of Common Stock of the Company at an exercise price of $3.542 per share in consideration of services related to the preferred stock financing. These warrants expire in November 1997.

NOTE 6 - INCOME TAXES

The provision for income taxes consisted of the following:

Year Ended June 30,                                  1996      1995      1994
- --------------------------------------------------------------------------------
IN THOUSANDS

Current:
  Federal                                        $  3,157  $    466  $    772
  State                                               446        80       244
- --------------------------------------------------------------------------------
                                                    3,603       546     1,016
- --------------------------------------------------------------------------------

Deferred:
  Federal                                            (883)      (66)     (155)
  State                                              (145)      (22)      (25)
- --------------------------------------------------------------------------------
                                                   (1,028)      (88)     (180)
- --------------------------------------------------------------------------------

Provision for income taxes                       $  2,575  $    458  $    836
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The following is a reconciliation of the federal income taxes at statutory rates to the provision for income taxes:

Year Ended June 30,                                  1996      1995      1994
- --------------------------------------------------------------------------------
IN THOUSANDS

Federal income taxes at statutory rate of 34%    $  2,502  $    519  $    799
State income taxes, net of federal tax benefits       414       124       159
Nontaxable FSC income                                (174)      (51)      (68)
Research and development and other credits           (203)     (153)      (56)
Other                                                  36        19         2
- --------------------------------------------------------------------------------

Provision for income taxes                       $  2,575  $    458  $    836
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Deferred tax assets (liabilities) are comprised of the following:

June 30,                                             1996      1995
- --------------------------------------------------------------------
IN THOUSANDS

Deferred tax assets:
  Deferred compensation                          $    147  $    149
  Warranty and installation accrual                   731       319
  Deferred state taxes                                 80        13
  Reserves not currently deductible and other         696       183
- --------------------------------------------------------------------
                                                    1,654       664
Deferred tax liabilities:
  Depreciation                                        (75)     (113)
- --------------------------------------------------------------------

Net deferred tax assets                          $  1,579  $    551
- --------------------------------------------------------------------
- --------------------------------------------------------------------

NOTE 7 - SHAREHOLDERS' EQUITY

In November 1994, the Company authorized and issued 974,061 shares each of Series A Mandatorily Redeemable Preferred Stock ("Series A") and Series B Redeemable Preferred Stock ("Series B") for a total of $6.5 million, net of issuance costs of $0.4 million. A portion of the proceeds from this sale was used to repurchase 760,000 shares of Common Stock from a former employee at $2.90 per share for approximately $2.2 million. Upon the close of the IPO in July 1995, the Series A converted into 1,789,483 shares of the Company's common stock and the Series B was redeemed for $3.5 million.

INITIAL PUBLIC OFFERING

The Company completed an initial public offering of 2,690,078 shares of the Company's Common Stock in July 1995, resulting in a net increase to equity of $41.4 million.

STOCK OPTION PLANS

The Company has adopted an incentive and nonstatutory stock option plan (the "Employee Plan") for which 2,000,000 shares of Common Stock have been reserved for issuance. Incentive stock option and nonstatutory stock option grants under the Employee Plan must be at prices of at least 100% of the fair market value of the stock on the date of grant. The options generally vest 25% per year.

In May 1995, the Company adopted the 1995 Director Stock Option Plan (the "Director Plan") and reserved 125,000 shares of Common Stock for issuance thereunder. The Director Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company pursuant to an automatic, nondiscretionary grant mechanism.

The following table summarizes the combined activities under the Employee and Director Stock Option Plans:

                                        Shares        Options        Option
                                       available    outstanding       price
- --------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT OPTION PRICES

Balance at June 30, 1993                   132           740    $ 0.15 - $ 0.23
Options granted                            (40)           40    $ 0.45 - $ 2.00
Options canceled                            10           (10)            $ 2.00
- --------------------------------------------------------------------------------

Balance at June 30, 1994                   102           770    $ 0.15 - $ 2.00
Shares authorized                        1,253             -                  -
Options granted                           (838)          838    $ 2.00 - $10.20
Options exercised                            -          (286)            $ 0.23
- --------------------------------------------------------------------------------

Balance at June 30, 1995                   517         1,322    $ 0.15 - $10.20
Options granted                           (483)          483    $14.00 - $30.75
Options canceled                           243          (243)   $ 6.00 - $30.75
Options exercised                            -          (363)   $ 0.15 - $10.20
- --------------------------------------------------------------------------------

Balance at June 30, 1996                   277         1,199    $ 0.23 - $30.75
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

At June 30, 1996, a total of 310,000 options were exercisable under the Employee and Director Plans. In addition, options to purchase 800,000 shares of Common Stock at an exercise price of $17.25 per share were granted outside of the Employee and Director Plans during the year ended June 30, 1996. A total of 400,000 of these options were exercisable at June 30, 1996, with the remainder vesting in equal annual installments of 25% on each anniversary date of the grant, subject to accelerated vesting based on achievement of certain predetermined milestones.

EMPLOYEE STOCK PURCHASE PLAN

In May 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 200,000 shares of Common Stock for issuance thereunder. The initial offering period under the Purchase Plan commenced on September 1, 1995. The Purchase Plan enables eligible employees to contribute up to 10% of their base salary towards the purchase of shares of the Company's common stock at approximately 85% of the fair market value at the beginning or end of each six-month purchase period. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the U.S. Internal Revenue Code. During the year ended June 30, 1996, 14,740 shares of Common Stock were issued under the Purchase Plan.

OTHER EMPLOYEE BENEFIT PLANS

The Company maintains an employee savings and retirement plan (the "Plan") qualified under Section 401(k) of the Internal Revenue Code. The Plan allows participants to contribute up to 14% of the total compensation that would otherwise be paid to them by the Company, not to exceed the maximum allowed by the applicable Internal Revenue Service guidelines. The Company matches 100% of the salary deferral contributions made by each participating employee, up to a maximum of 6% of total employee compensation. Company contributions are 25%, 50% and 100% vested after an employee's second year, third year and fourth year of service, respectively. The Company contributed $459,000, $264,000, and $56,000 to the Plan during the years ended June 30, 1996, 1995, and 1994, respectively.

In March 1994, the Company approved a profit-sharing plan, whereby an aggregate amount of 5% of the Company's operating profits, as defined, is paid to employees semi-annually beginning July 1, 1994. The Company recorded compensation expense of $345,000 and $187,000 under the profit sharing plan during the years ended June 30, 1996 and 1995, respectively.

NOTE 8 - GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Substantially all of the Company's revenues and expenses are denominated in U.S. dollars. The Company has one manufacturing facility located in the U.S, and has no significant assets located outside of the U.S.

Net revenues from export sales were as follows:

Year Ended June 30,                          1996           1995           1994
- --------------------------------------------------------------------------------
IN THOUSANDS

    Pacific Rim                        $    7,939     $    3,207     $    1,092
    Europe                                 10,102          3,880          2,455
- --------------------------------------------------------------------------------

                                       $   18,041     $    7,087     $    3,547
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

      Percentage of total net revenues      32.3%          27.2%          30.9%

For the purposes of determining sales to significant customers, the Company includes sales to customers through its distributors, and excludes the distributors as significant customers. For the year ended June 30, 1996, sales to one customer represented 21% of net revenues. For the year ended June 30, 1995, sales to two customers represented 23% and 14% of net revenues, respectively. For the year ended June 30, 1994, sales to two customers represented 22% and 12% of net revenues, respectively.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company occupies its facilities under noncancelable operating lease agreements which expire at various dates through March 2001 and which require payment of property taxes, insurance, maintenance and utilities. Total rent expense related to these operating leases was $776,000, $319,000, and $151,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

Future minimum lease payments under noncancelable leases at June 30, 1996 are as follows:

Year Ending June 30,
- --------------------------------------------------------------------------------
IN THOUSANDS

1997                                                                  $    1,056
1998                                                                       1,043
1999                                                                       1,047
2000                                                                       1,041
2001                                                                         426
- --------------------------------------------------------------------------------
                                                                      $    4,613
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringement and other legal matters. Where deemed advisable, the Company may seek to enter into or extend licenses or negotiate settlements. Outcomes of such negotiations may not be determinable at any one point in time; however, management does not believe that the outcome of pending legal matters will have a material effect on the Company's financial position or results of operations.

In June 1995, the Company entered into a worldwide, nonexclusive patent and license agreement with a manufacturer of semiconductor capital equipment. The license agreement resulted from a disputed claim by the licensor that the Company's products infringed a patent owned by the licensor. Although the Company believed that the patent would not have been enforceable against it, the Company negotiated the license agreement to avoid the inherent risks and costs of litigation. Under the license agreement, the Company made a $1.5 million payment upon the closing of the IPO for past royalties through October 1, 1995. Additionally, the Company is obligated for royalties equal to 1.5% of covered sales of the Company's cleaning systems, until an additional $1.5 million has been paid. The Company charged $1.25 million to expense in the nine months ended March 31, 1995 for the royalty related to prior periods. Royalty expense of $719,000 for the year ended June 30, 1996 and $125,000 for the three month period ended June 30, 1995 was charged directly to cost of sales. At June 30, 1996, the potential future obligation under the royalty agreement was $906,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.


                                       PART III

         Certain information required by Part III (Items 10, 11, 12 and 13) is omitted from this Report in accordance with General Instruction G of Form 10-K in that the Company intends to file its proxy statement for its Annual Meeting of Shareholders to be held on November 21, 1996 pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report. The Part III information shall be incorporated by reference from the Company's Proxy Statement, or provided by an amendment to this Report, to be filed not later than October 28, 1996.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the Company's directors required by this
Item is incorporated by reference from "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders. The information required by this Item relating to the Company's executive officers is included under the caption "Executive Officers of the Company" in Part I of this Form 10-K Report.


ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders under the heading "Executive Compensation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders under the heading "Principal Shareholders and Share Ownership by Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders under the heading "Certain Transactions."

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  The following documents are filed as a part of this Report:

              (1) and (2) Financial Statements and Financial Statement
              Schedules.

              See Index to Consolidated Financial Statements in Item 8 of this Report.

              (3)    Exhibits.

              The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this Report. The exhibits include the following executive compensation plans and arrangements:

              Amended and Restated 1992 Stock Option Plan - Exhibit 10.21.

              Employee Stock Purchase Plan - Exhibit 10.22.

              1995 Director Stock Option Plan - Exhibit 10.23.

              Employment Agreement between the Company and James W. Bagley dated May 17, 1996 - Exhibit 10.39.

         (b)  Reports on Form 8-K during the quarter ended June 30, 1996:

              Form 8-K Report dated May 20, 1996 -- to report the election of James W. Bagley as Chairman of the Board and Chief Executive Officer of the Company.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ONTRAK SYSTEMS, INC.

    Dated:  September 27, 1996         By:  /s/ James W. Bagley
                                            -------------------
                                            James W. Bagley
                                            Chairman of the Board and Chief
                                            Executive Officer


                                  POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James W. Bagley and Patrick C. O'Connor, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                  TITLE                         DATE
       ---------                  -----                         ----

/s/ James W. Bagley          Chairman of the Board and     September 27, 1996
- ---------------------------  Chief Executive Officer
    James W. Bagley

/s/ Patrick C. O'Connor      Vice President - Finance and  September 27, 1996
- ---------------------------  Chief Financial Officer
    Patrick C. O'Connor      (Principal Financial and
                             Accounting Officer)

/s/ Michael C. Child         Director                      September 27, 1996
- ---------------------------
    Michael C. Child


/s/ Jerauld J. Cutini        Director                      September 27, 1996
- ---------------------------
    Jerauld J. Cutini


/s/ Gary Hultquist           Director                      September 27, 1996
- ---------------------------
    Gary Hultquist

                             Director                      September __, 1996
- ---------------------------
    Richard J. Elkus, Jr.

                                    EXHIBIT INDEX



Exhibit
Number   Exhibit Description                                     Reference
- ------   -------------------                                     ---------

   3.1   Amended and Restated Articles of Incorporation
         of the Registrant                                           (2)

   3.2   Bylaws of the Registrant, as amended                        (1)

   4.1   Reference is made to Exhibits 3.1 and 3.2

   4.2   Form of Common Stock Certificate                            (1)

  10.1   Series A and Series B Preferred Stock Purchase
         Agreement dated November 2, 1994, by and among the
         Registrant and the persons named as Purchasers therein      (1)

  10.2   Business Loan Agreement dated November 17, 1993 between
         the Registrant and Silicon Valley Bank, as modified         (1)

  10.3   Financing commitment letters to Registrant dated
         January 5, 1995 and July 25, 1994 from Belvedere
         Equipment Financing Corporation, and financing
         commitment letter to Registrant dated September 1,
         1993 from Oak Capital                                       (1)

  10.4   Equipment Financing Agreement (No. 93121003) dated
         January 19, 1994 between the Registrant and University
         National Bank & Trust Company                               (1)

  10.5   Equipment Financing Agreement (No. 94071102) dated
         October 25, 1994 between the Registrant and Orix
         USA Corporation                                             (1)

  10.6   Equipment Financing Agreement (No. 94071104) dated
         November 18, 1994 between the Registrant and
         Bank of the West                                            (1)

  10.7   Equipment Financing Agreement (No. 94121402) dated
         February 28, 1995 between the Registrant and Bay
         Area Bank                                                   (1)

* 10.8   Purchase Agreement dated May 17, 1993, between the
         Registrant and Intel Corporation                            (1)

* 10.9   Equipment Purchase Agreement dated April 15, 1994,
         between the Registrant and Motorola, Inc.                   (1)

*10.10   Contract between the Registrant and Transpacific
         Technology GmbH for Siemens Microelectronics Center         (1)

 10.11   Form of International Representation Agreement
         of the Registrant                                           (1)

 10.12   Form of Domestic Representation Agreement of
         the Registrant                                              (1)

 10.13   Standard Lease Agreement dated January 28, 1994
         between the Registrant and South Bay Tech Center            (1)

 10.14   Standard Industrial Sublease dated March 14, 1994
         between the Registrant and Peripheral Computer Support,
         Inc.; and Standard Lease Agreement dated October 7,
         1994 between the Registrant and South Bay Tech Center       (1)

 10.15   Standard Lease Agreement dated April 20, 1992,
         as amended on October 10, 1994, between the
         Registrant and South Bay Tech Center                        (1)

 10.16   Agreement for Financial Advisory Services dated
         March 3, 1995 between the Registrant and Bridgemere
         Capital, Inc.                                               (1)

 10.17   Form of Stock Purchase Warrant dated November 2,
         1994 issued to certain affiliates of Bridgemere
         Capital, Inc.                                               (1)

 10.18   Shareholders' Agreement dated November 2, 1994
         by and among the Registrant and the undersigned
         holders of capital stock of the Registrant                  (1)

 10.19   Employment Agreement dated January 1, 1995
         between the Registrant and Homayoun Talieh                  (1)

 10.20   Form of Indemnification Agreement between the
         Registrant and its directors and certain of its
         officers and significant shareholders                       (1)

 10.21 Amended and Restated 1992 Stock Option Plan and forms of agreement thereunder (incorporated by reference to Exhibits 4.3, 4.4 and 4.5 of Registrant's
         Form S-8 Registration Statement (No. 33-95560)
         filed with the Commission on August 9, 1995)

 10.22 1995 Employee Stock Purchase Plan and form of subscription agreement thereunder (incorporated by reference to Exhibit 4.6 of Registrant's Form S-8
         Registration Statement (No. 33-95560) filed with the Commission on August 9, 1995)

 10.23 1995 Director Stock Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 4.7 of Registrant's Form S-8 Registration
         Statement (No. 33-95560) filed with the
         Commission on August 9, 1995)

 10.24   401(k) Plan of the Registrant                               (1)

 10.25   Cafeteria Plan of the Registrant                            (1)

 10.26   Employee Profit Sharing Plan of the Registrant              (1)

 10.27   Common Stock Purchase Agreement dated April 30,
         1992 between the Registrant and Patrick C. O'Connor         (1)

 10.28   Common Stock Purchase Agreement dated June 30, 1993
         between the Registrant and Patrick C. O'Connor              (1)

 10.29   General Settlement Agreement, License and Mutual
         General Release dated June 6, 1995                          (1)

 10.30   Employment Agreement dated June 9, 1995 between the
         Registrant and Robert L. Piccioni                           (2)

 10.31   Lease Agreement dated July 18, 1995 between the
         Registrant and Orchard Investment Company Number 751        (2)

 10.32   Loan Modification Agreement dated August 18, 1995 to the
         Business Loan Agreement dated November 17, 1993 between
         the Registrant and Silicon Valley Bank                      (2)

 10.33   First Amendment to Lease dated November 30, 1995 to the
         Lease Agreement dated July 18, 1995 between the
         Registrant and Orchard Investment Company Number 751        (3)

 10.34 Loan Modification Agreement dated November 15, 1995 to the Business Loan Agreement dated November 17, 1993 between
         the Registrant and Silicon Valley Bank                      (3)

 10.35 Loan Modification Agreement dated January 19, 1996 to the Business Loan Agreement dated November 17, 1993 between the Registrant and Silicon Valley Bank, and related
         Promissory Note and Collateral Assignment, Patent Mortgage
         and Security Agreement                                      (3)

 10.36   First Amendment to Lease dated March 29, 1996 to the
         Lease Agreement dated October 7, 1994 between the
         Registrant and South Bay Tech Center Associates             (4)

 10.37   Sublease Agreement and Consent of Master Lessor dated
         March 31, 1996, relating to the Lease Agreement dated
         April 20, 1992 between the Registrant and South Bay Tech
         Center Associates                                           (4)

 10.38   International Distribution Agreement dated October 27,
         1995 between the Registrant and Metron Technology BV        (4)

 10.39   Employment Agreement between the Company and
         James W. Bagley (incorporated by reference to
         Exhibit 10.39 to the Registrant's Form 8-K Report dated May 20, 1996)

 13.1 Annual Report to Shareholders (in lieu of an Annual Report to Shareholders, the Registrant will provide a copy of its Report on Form 10-K to each of its shareholders)

 21.1    Subsidiaries of the Registrant                              (1)

 23.1    Consent of Price Waterhouse LLP

 24.1 Power of Attorney. Reference is made to page 41 of this Report

 27      Financial Data Schedule

- --------------------------------------------------------------------------------

(1) Incorporated by reference to the Exhibits of corresponding number to Registrant's Form SB-2 Registration Statement (No. 33-93260-LA) filed with the Commission on June 7, 1995, as amended.

(2) Incorporated by reference to the Exhibits of corresponding number to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(3) Incorporated by reference to the Exhibits of corresponding number to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(4) Incorporated by reference to the Exhibits of corresponding number to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

 * Confidential treatment has been requested for portions of each of these agreements.