Form 10-Q
period 1996-09-30
ONTRAK SYSTEMS INC
filed 1996-11-08
CIK 946732

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended SEPTEMBER 30, 1996

                                        OR

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

          For the transition period from    _______________ to _______________

                        Commission File Number: 000-26222

                              ONTRAK SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                               77-0074302

     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification Number)


                     1010 RINCON CIRCLE, SAN JOSE, CA 95131
               (Address of principal executive offices) (Zip code)

                                 (408) 577-1010
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X              No
                        -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                           Shares Outstanding as of October 31, 1996
     -----                           -----------------------------------------
  COMMON STOCK                                      7,530,915

                              ONTRAK SYSTEMS, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements                                        Page No.
                                                                      --------
          Condensed Consolidated Statement of Operations for
          the Quarters  Ended September 30, 1996 and 1995. . . . .       3

          Condensed Consolidated Balance Sheet as of
            September 30, 1996 and June 30, 1996 . . . . . . . . .       4

          Condensed Consolidated Statement of Cash Flows for
          the Quarters Ended September 30, 1996 and 1995 . . . . .       5

          Notes to Condensed Consolidated Financial Statements . .       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . .       7




PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .      10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .      10




SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              ONTRAK SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                Quarter Ended
                                                 September 30,
                                              ------------------
                                                1996       1995
                                              -------    -------
Net revenue                                   $16,487    $10,502
Cost of revenue                                 7,893      5,013
                                              -------    -------
Gross profit                                    8,594      5,489
                                              -------    -------
Operating expenses:
  Research, development and engineering         4,605      2,521
  Selling, general and administrative           2,682      1,885
                                              -------    -------
Total operating expenses                        7,287      4,406
                                              -------    -------
Income from operations                          1,307      1,083
Interest and other income, net                    390        326
                                              -------    -------
Income before provision for income taxes        1,697      1,409
Provision for income taxes                        559        493
                                              -------    -------
Net income                                    $ 1,138    $   916
                                              -------    -------
                                              -------    -------
Net income per share                          $  0.14    $  0.11
                                              -------    -------
                                              -------    -------
Weighted average common and
  common equivalent shares                      8,170      8,013
                                              -------    -------
                                              -------    -------


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                              ONTRAK SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)


                                                 September 30,      June 30,
                                                      1996            1996
                                                  ------------      --------
ASSETS
------
Current assets:
     Cash and cash equivalents                       $23,482         $24,217
     Short term investments                           11,212          12,372
     Accounts receivable, net                         11,005           8,918
     Inventory                                         7,365           6,892
     Prepaid expenses and other current assets         2,175           2,440
                                                     -------         -------
          Total current assets                        55,239          54,839

Property and equipment, net                            8,776           7,293
                                                     -------         -------
                                                     $64,015         $62,132
                                                     -------         -------
                                                     -------         -------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
       Current portion of long-term obligations      $   283         $   283
       Accounts payable                                3,885           3,124
       Accrued liabilities                             5,403           5,462
                                                     -------         -------
          Total current liabilities                    9,571           8,869
                                                     -------         -------
Long-term obligations, less current portion            1,102           1,173
                                                     -------         -------

Shareholders' equity:
       Common stock, no par value, 30,000 shares
       authorized; 7,528 and 7,518 shares issued
       and outstanding                                46,780          46,666
       Retained earnings                               6,562           5,424
                                                     -------         -------
          Total shareholders' equity                  53,342          52,090
                                                     -------         -------
                                                     $64,015         $62,132
                                                     -------         -------
                                                     -------         -------



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                             ONTRAK SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                               (in thousands)
                                 (unaudited)

                                                  Quarter Ended September 30,
                                                  ---------------------------
                                                      1996           1995
                                                    --------       --------
Cash flow from operating activities
Net income                                          $ 1,138         $   916
Adjustments to reconcile net income to
net cash used for operating activities:
     Depreciation and amortization                      660             221
     Changes in assets and liabilities:
         Accounts receivable                         (2,152)         (1,730)
         Inventory                                     (612)         (1,362)
         Prepaid expenses and other current assets       181            723
         Accounts payable                                761           (449)
         Accrued liabilities                             (59)        (1,168)
                                                     -------        -------
Net cash used for operating activities                   (83)        (2,849)
                                                     -------        -------
Cash used in investing activities:
     Redemption of short-term investments              1,160           --
     Investment in property and equipment             (2,143)          (544)
                                                     -------        -------
Net cash used for investing activities                  (983)          (544)

Cash flows from financing activities:
     Repayments under long-term obligations              (71)          (227)
     Net proceeds from issuance of
        Common Stock in initial public offering           --         41,404
     Proceeds from issuance of Common Stock              402           --
     Redemption of Mandatorily Redeemable
        Preferred Stock                                   --         (3,450)
                                                     -------        -------
Net cash provided by financing activities                331         37,727
                                                     -------        -------
Net increase (decrease) in cash and cash equivalents    (735)        34,334

Cash and cash equivalents:
     Beginning of period                              24,217          1,767
                                                     -------        -------
     End of period                                   $23,482        $36,101
                                                     -------        -------
                                                     -------        -------
Supplemental disclosure of non-cash investing and
      financing activities:

Conversion of Mandatorily Redeemable Preferred
        Stock into Common Stock                      $ ---          $ 3,072
                                                     -------        -------
                                                     -------        -------
Book value of assets exchanged for Common Stock      $   288        $  --
                                                     -------        -------
                                                     -------        -------



                 The accompanying notes are an integral part
             of these condensed consolidated financial statements

                              ONTRAK SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

    The unaudited condensed consolidated financial information of OnTrak Systems, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' consolidated financial position, the results of their operations, and their cash flows for the periods presented. These financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The consolidated results of operations for the quarter ended September 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending June 30, 1997.


(2) COMPONENTS OF INVENTORY
                                    SEPT. 30, 1996     JUNE 30, 1996
                                    --------------     -------------
    Inventory:                              (in thousands)
      Raw materials                    $3,050            $3,338
      Work-in-process                   3,918             3,481
      Finished goods                      397                73
                                       ------            ------
                                       $7,365            $6,892
                                       ------            ------
                                       ------            ------

(3) SPLIT OFF OF TELEPARTS SUBSIDIARY

    In September 1996, the Company entered into an agreement to distribute all of the shares of Teleparts International, Inc., its former wholly-owned subsidiary, to the Company's former CEO in exchange for 30,000 shares of the Company's common stock. The book value of the net assets of Teleparts at the date of distribution was approximately $288,000 and the fair market value of the 30,000 shares of the Company's common stock was approximately $420,000. Because of the significant ownership in the Company by the former CEO (approximately 9%, prior to the redemption), the transaction was recorded at the book value of the assets exchanged and no gain was recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements which are subject to a number of risks and uncertainties that could cause the actual results to differ materially from the statements made. These include, but are not limited to, the matters discussed below and under "Item 7 - Future Performance and Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. These forward-looking statements represent the Company's judgment as of the date of the filing of this 10-Q report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

OVERVIEW

The Company was incorporated in 1985 to provide third party sales of spare parts for certain silicon wafer processing and semiconductor manufacturing equipment. In 1990, the Company changed its focus and began developing a wafer cleaning system. Sales of the Company's cleaning systems have increased as new wafer processing requirements, such as CMP, have driven the need for improved cleaning processes. As of June 30, 1996, the Company had shipped over 300 cleaning systems to customers worldwide.

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

The Company's CMP polishing system, the Aurora, is currently under development. This development has resulted in a significant increase in research, development, and engineering expenses and a corresponding decrease in operating margins. There can be no assurance that the Company will not experience difficulties or delays in developing the polishing system, that such efforts will be successful or that the polishing system will satisfy customer requirements or achieve market acceptance.

The Company's operating results have varied significantly, particularly on a quarterly basis, as a result of a number of factors, including general economic conditions affecting industry demand for semiconductor and semiconductor equipment products; the timing and market acceptance of new product introductions by the Company and its competitors; and the timing of significant orders from and shipments to large customers. The Company's operating results may fluctuate in the future as a result of these and other factors, including continued acceptance of the Company's products, the Company's success in developing and introducing new products, its product and customer mix, the level of competition which it experiences, and its success in completing development of and marketing its CMP polishing system under development. The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems which range in purchase price from approximately $150,000 to $525,000. As a result, a small reduction in the number of systems shipped in a quarter could have a material adverse effect on the Company's revenues and results of operations for that quarter.

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

The Company's international sales are denominated in U.S. dollars, and an increase or decrease in the value of the U.S. dollar relative to foreign currencies could make the Company's products less or more price competitive in those markets and therefore affect sales to international customers. During fiscal 1996 and 1995, approximately 32% and 27% of the Company's revenues were attributable to sales for installation in semiconductor fabrication facilities outside the United States.

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

RESULTS OF OPERATIONS

NET REVENUES. Net revenues are derived primarily from system sales. Net revenues for the quarter ended September 30, 1996 were $16.5 million, an increase of 57% compared to net revenues of $10.5 million for the prior year's comparable period. The increase was primarily due to higher unit sales of the Company's post-CMP cleaning systems. System shipments for the quarter ended September 30, 1996 increased by 36% over the comparable period in the prior year.

International sales accounted for 39% of net revenues in the quarter ended September 30, 1996, as compared to 36% for the prior year's comparable period. The increase in the percentage of international sales was primarily attributable to increased system shipments to customers in the Pacific Rim. Sales to customers in the Pacific Rim increased to $3.0 million during the quarter ended September 30, 1996, as compared to $1.0 million for the prior year's comparable period. It is expected that the percentage of international sales will continue to increase during the current year as compared to the year ended June 30, 1996.

GROSS MARGIN. Gross margin was 52% in each of the quarters ended September 30, 1996 and 1995. The factors which affected gross margins were not significantly different between the two periods.

RESEARCH, DEVELOPMENT, AND ENGINEERING. Research, development, and engineering expenses increased to $4.6 million, or 28% of net revenues, for the quarter ended September 30, 1996, from $2.5 million, or 24% of net revenues, for the prior year's comparable period. The increase was primarily attributable to the Company's continued development of a CMP polishing system. It is anticipated that research, development, and engineering expenses will remain at a relatively high percentage of revenues until the polishing system is in commercial production.

SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative expenses increased to $2.7 million, or 16% of net revenues, for the quarter ended September 30, 1996, from $1.9 million, or 18% of net revenues, for the prior year's comparable period. The increase in absolute dollars is primarily due to increased selling and marketing activities as the Company expands its sales and marketing organization. However, these expenses decreased as a percentage of net revenues due to a higher growth in sales.

INCOME TAXES. The Company's effective tax rate for the quarter ended September 30, 1996 was 33%, as compared to 35% for the comparable period in
the prior year.   The decrease was primarily attributable to the
reinstatement of the federal research and development credit and variations in the Company's worldwide sales mix.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 30, 1996, cash and cash equivalents decreased by $0.7 million, from $24.2 million at June 30, 1996 to $23.5 million at September 30, 1996. This decrease consisted primarily of $1.0 million used for investing activities, offset by $0.3 million provided by financing activities. The cash used for investing activities of $1.0 million represents the investment of $2.1 million in property, plant, and equipment during the period, offset by the net redemption of short-term investments of approximately $1.1 million.

Changes in operating assets and liabilities consisted primarily of increases of $2.2 million in accounts receivable and $0.6 million in inventory, which reflects the Company's increased manufacturing activities and sales levels. The Company expects future inventory levels to fluctuate with anticipated sales levels and believes that because of the relatively long manufacturing cycle of its systems, its investment in inventory will continue to represent a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increased risk of inventory obsolescence, which could have a material adverse effect on the Company's operating results.

At September 30, 1996, the Company had working capital of $45.7 million, with its primary source of liquidity provided by $34.7 million in cash and short-term investments. Additionally, the Company has a $10.0 million working capital line of credit agreement that expires in November 1996, which the Company intends to renew for an additional one year period. The Company has no outstanding borrowings under the line of credit. The Company believes that its existing cash and cash equivalents, anticipated cash flow from operations, and funds available under the line of credit agreement will be sufficient to meet the Company's cash requirements during the next twelve months. However, after that period, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital and fixed asset requirements. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In April 1996, Homayoun Talieh, who was the Company's Vice President, CMP Systems Division through September 1995, filed a demand for arbitration pursuant to an employment agreement between the Company and Mr. Talieh.
Mr. Talieh seeks unspecified damages allegedly based on his employment contract and upon allegations that he was wrongfully terminated. The initial arbitration hearing was held in October 1996, and a second hearing has been scheduled for November 1996. The Company intends to defend the action vigorously, and believes that the outcome of the arbitration will not have a material adverse effect on its financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
          - None

     (b)  Reports on Form 8-K:
          - Report dated September 18, 1996 - to announce the split off of Teleparts International, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ONTRAK SYSTEMS, INC.



Date:  November 8, 1996           By:  /s/ Patrick C. O'Connor
                                       -------------------------------
                                       Patrick C. O'Connor

                                  Title:  Vice President-Finance and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)