Form 10-K/A
period 1996-06-30
ONTRAK SYSTEMS INC
filed 1996-12-13
CIK 946732

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K/A
                                   (AMENDMENT N0. 1)
(Mark One)
    X    ANNUAL REPORT PURSUANT TO Section 13 OR 15(d) OF THE SECURITIES
  -----  EXCHANGE ACT OF 1934 (Fee Required)
         For the fiscal year ended June 30, 1996
         OR
         TRANSITION REPORT PURSUANT TO Section 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from
         _____ to _____

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

Title of each class                       Name of Exchange on which registered
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

Outstanding shares of COMMON STOCK, NO PAR VALUE, as of August 31, 1996:
7,557,964

                         DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant's Proxy Statement for its Annual Meeting of Shareholders held on November 21, 1996 are incorporated by reference into
Part III of this Form 10-K Report.

This Amendment to Form 10-K Report is filed to provide additional disclosure concerning the biographies of the Company's directors and executive officers in Item 10 and to file an additional agreement as an exhibit.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The names and certain information about the executive officers and directors of the Company are as follows:

    NAME                          AGE       POSITION

    James W. Bagley               57        Chairman of the Board of Directors
                                            and Chief Executive Officer

    Jerauld J. Cutini             37        Executive Vice President, Strategic,
                                            Marketing, Business Management and
                                            Customer Service, Secretary
                                            and Director

    Patrick C. O'Connor           48        Vice President, Chief Financial
                                            Officer and Assistant Secretary

    Wilbur Krusell, Ph.D.         48        Executive Vice President, Process
                                            Technology, and Chief Technical
                                            Officer

    Michael C. Child              41        Director

    Richard J. Elkus, Jr.         61        Director

    Gary Hultquist                53        Director

    Mr. Bagley has served as Chairman of the Board and Chief Executive Officer of the Company since June 1996. Prior to joining OnTrak, Mr. Bagley was employed by Applied Materials, Inc., a semiconductor equipment company, for 15 years in various management positions, most recently as Vice Chairman of the Board of Directors. He joined Applied Materials in 1981 as Senior Vice President, was Chief Operating Officer from 1987 through October 1995, served as President from December 1987 to December 1993, and was appointed Vice Chairman of the Board of Directors in December 1993. Mr. Bagley was employed by Texas Instruments, a semiconductor manufacturer, before he joined Applied Materials. Mr. Bagley is also a director of Tencor Instruments, a semiconductor equipment company, Teradyne, Inc., a semiconductor equipment company, and Kulicke and Soffa Industries, Inc., a semiconductor equipment company.

    Mr. Cutini joined the Company in August 1990 as Vice President of Sales. He has served as a director of the Company since November 1990. He served as the Company's Chief Financial Officer from November 1990 until September 1992. He became Secretary in September 1992, and became Executive Vice President, Sales and Marketing in November 1994. From February 1989 to August 1990, Mr. Cutini was Senior Sales Engineer for Applied Materials. From September 1988 to February 1989, Mr. Cutini was Western Regional Sales Manager for Solitec, Inc., a semiconductor equipment company. From May 1981 to September 1988, Mr. Cutini was employed by Silicon Valley Group, a semiconductor equipment company, in various positions in sales, marketing, and customer service.

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

    Dr. Krusell joined the Company in November 1992 as Vice President, Process Technology, and Chief Technical Officer. From February 1992 to October 1992, Dr. Krusell was employed by Watkins-Johnson Company, a semiconductor equipment company, first as Manager, Single Wafer Process Research and Development, and subsequently as Manager of CVD Research and Development. From September 1990 to January 1992, Dr. Krusell was Director of Process Development for Advantage Production Technology, Inc., a semiconductor equipment company. From 1976 to September 1990, Dr. Krusell was employed by MEMC, a manufacturer of silicon wafers, in various positions, most recently as Wafer Process Manager.

    Mr. Child has served as a director of the Company since November 1994. Mr. Child has been employed by TA Associates, Inc., a venture capital firm, or it predecessor, since July 1982, and has been a partner of affiliated venture funds since January 1986. Mr. Child has been a Managing Director of TA Associates, Inc. for more than the past 5 years. Mr. Child is also a director of Ultratech Stepper, Inc., a semiconductor equipment company, and Sonic Solutions, a professional audio company.

    Mr. Elkus has served as a director of the Company since August 1996. He has been Vice Chairman of the Board and Executive Vice President of Tencor Instruments since February 1994. Mr. Elkus was one of the founders of Prometrix Corporation, a semiconductor equipment company, which was acquired by Tencor in February 1994. Mr. Elkus was the Chairman of the Board and Chief Executive Officer of Prometrix from 1983 until February 1994.

    Mr. Hultquist has served as a director of the Company since April 1995. Since July 1996, Mr. Hultquist has served as Chairman of the Board and Chief Executive Officer of Titanium Memory Systems, Inc., a development stage company that has developed and is preparing to manufacture high performance titanium substrates for the computer disk drive industry. Since September 1995, Mr. Hultquist has served as Managing Director of Hultquist Capital, Inc., a financial services and consulting firm which specializes in advising technology-based companies. From April 1988 until September 1995, he served as President and Chief Executive Officer of Bridgemere Capital, Inc., a financial services and consulting company which specialized in advising technology-based companies. Mr. Hultquist served as Chief Operating Officer of Bridgemere from November 1986 until April 1988. Prior to joining
Bridgemere, Mr. Hultquist practiced law for 18 years, including service in the US Army.

    There are no family relationships among directors or executive officers of the Company. The executive officers serve at the discretion of the Board of Directors, until their successors are appointed.

    The information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders on page 23 under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ONTRAK SYSTEMS, INC.

    Dated:  December 13, 1996         By:  /s/ Patrick C. O'Connor
                                            ----------------------
                                            Patrick C. O'Connor
                                            Vice President-Finance
                                            and Chief Financial
                                            Officer


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

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment to Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                  TITLE                         DATE
       ---------                  -----                         ----


/s/ James W. Bagley*         Chairman of the Board and     December 13, 1996
---------------------------  Chief Executive Officer
    James W. Bagley

/s/ Patrick C. O'Connor      Vice President - Finance and  December 13, 1996
---------------------------  Chief Financial Officer
    Patrick C. O'Connor      (Principal Financial and
                             Accounting Officer)

/s/ Michael C. Child*        Director                      December 13, 1996
---------------------------
    Michael C. Child


/s/ Jerauld J. Cutini*       Director                      December 13, 1996
---------------------------
    Jerauld J. Cutini


/s/ Gary Hultquist*          Director                      December 13, 1996
---------------------------
    Gary Hultquist

                             Director                      December __, 1996
---------------------------
    Richard J. Elkus, Jr.

 * By: /s/ Patrick C. O'Connor
      ------------------------
       Patrick C. O'Connor
        Attorney-in-fact

                                    EXHIBIT INDEX



Exhibit
Number   Exhibit Description                                     Reference
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

**10.40  Agreement for Financial Advisory Services dated
         October 1, 1995 between the Registrant and
         Hultquist Capital, LLC.

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

 ** Filed as an exhibit to the Amendment to Form 10-K Report dated
    December 13, 1996.
                                       7