Form 10-Q
period 1996-12-31
ONTRAK SYSTEMS INC
filed 1997-02-11
CIK 946732

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended DECEMBER 31, 1996

                                   OR

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

          For the transition period from          to
                                         --------    --------

                    Commission File Number: 000-26222

                          ONTRAK SYSTEMS, INC.
         (Exact name of registrant as specified in its charter)

          DELAWARE                                77-0074302
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification Number)


                  1010 RINCON CIRCLE, SAN JOSE, CA    95131
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

                    Yes  X              No
                        ---                ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     Class                             Shares Outstanding as of January 31, 1997
     -----                             -----------------------------------------

     COMMON STOCK                                      7,622,769

                           ONTRAK SYSTEMS, INC.

                                 INDEX

PART I.  FINANCIAL INFORMATION



Item 1. Financial Statements                                            Page No.
                                                                        --------

        Condensed Consolidated Statement of Operations for the Quarters
           and Six Months Ended December 31, 1996 and 1995...............   3

        Condensed Consolidated Balance Sheet as of
           December 31, 1996 and June 30, 1996...........................   4

        Condensed Consolidated Statement of Cash Flows for the Six Months
           Ended December 31, 1996 and 1995..............................   5

        Notes to Condensed Consolidated Financial Statements.............   6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................   8




PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..............................................   11

Item 4.   Submission of Matters to a Vote of Security-Holders............   11

Item 6.   Exhibits and Reports on Form 8-K...............................   11





SIGNATURES...............................................................   12

                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             ONTRAK SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share data)
                                (unaudited)

                                                      Quarter Ended                 Six Months Ended
                                                       December 31,                    December 31,
                                                --------------------------     ----------------------------
                                                  1996              1995         1996                1995
                                                --------          --------     --------            --------
Net revenue                                     $ 16,708          $ 13,193     $ 33,195            $ 23,695
Cost of revenue                                    7,953             6,223       15,846              11,236
                                                --------          --------     --------            --------

Gross profit                                       8,755             6,970       17,349              12,459
                                                --------          --------     --------            --------

Operating expenses:
  Research, development and engineering            5,063             3,505        9,668               6,026
  Selling, general and administrative              2,882             2,115        5,564               4,000
                                                --------          --------     --------            --------

Total operating expenses                           7,945             5,620       15,232              10,026
                                                --------          --------     --------            --------

Income from operations                               810             1,350        2,117               2,433
Interest and other income, net                       363               386          753                 712
                                                --------          --------     --------            --------

Income before provision for income taxes           1,173             1,736        2,870               3,145
Provision for income taxes                           389               614          948               1,107
                                                --------          --------     --------            --------

Net income                                      $    784          $  1,122     $  1,922            $  2,038
                                                --------          --------     --------            --------
                                                --------          --------     --------            --------

Net income per share                            $   0.10          $   0.14     $   0.24            $   0.25
                                                --------          --------     --------            --------
                                                --------          --------     --------            --------

Weighted average common and
  common equivalent shares                         8,064             8,237        8,059               8,125
                                                --------          --------     --------            --------
                                                --------          --------     --------            --------



                          The accompanying notes are an integral part
                     of these condensed consolidated financial statements

                                 ONTRAK SYSTEMS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEET
                        (in thousands, except per share data)
                                     (unaudited)

                                                                 December 31,             June 30,
                                                                     1996                   1996
                                                                 ------------             ---------
ASSETS
Current assets:
 Cash and cash equivalents                                       $  16,997                $  24,217
 Short-term investments                                             16,613                   12,372
 Accounts receivable, net                                           11,648                    8,918
 Inventory                                                           8,053                    6,892
 Prepaid expenses and other assets                                   2,699                    2,440
                                                                 ---------                ---------

      Total current assets                                          56,010                   54,839

Property and equipment, net                                          9,594                    7,293
                                                                 ---------                ---------

                                                                 $  65,604                $  62,132
                                                                 ---------                ---------
                                                                 ---------                ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term obligations                        $     283                $     283
 Accounts payable                                                    3,338                    3,124
 Accrued liabilities                                                 6,794                    5,462
                                                                 ---------                ---------

      Total current liabilities                                     10,415                    8,869

Long-term obligations, less current portion                          1,034                    1,173
                                                                 ---------                ---------

Stockholders' equity:
 Common stock, $.0001 par value, 30,000 shares authorized;
 7,547 and 7,518 shares issued and outstanding                           1                        1
 Capital in excess of par value                                     46,808                   46,665
 Retained earnings                                                   7,346                    5,424
                                                                 ---------                ---------

      Total stockholders' equity                                    54,155                   52,090
                                                                 ---------                ---------

                                                                 $  65,604                $  62,132
                                                                 ---------                ---------
                                                                 ---------                ---------


                               The accompanying notes are an integral part
                          of these condensed consolidated financial statements

                                ONTRAK SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 Increase (Decrease) in Cash and Cash Equivalents
                            (in thousands, unaudited)


                                                       SIX MONTHS ENDED DECEMBER 31,
                                                       -----------------------------
                                                            1996           1995
                                                       -------------  --------------
Cash flows from operating activities:
Net income                                               $  1,922       $  2,038
Adjustments to reconcile net income to
net cash used for operating activities:
     Depreciation and amortization                          1,270            499
     Changes in assets and liabilities:
         Accounts receivable                              (2,795)        (4,012)
         Inventory                                        (1,300)        (1,935)
         Prepaid expenses and other assets                  (343)            316
         Accounts payable                                     214            496
         Accrued liabilities                                1,332             90
         Income taxes payable (refundable)                   ----            412
                                                         --------       --------

Net cash provided by (used for) operating activities          300         (2,096)
                                                         --------       --------

Cash flows from investing activities:
      Acquisitions of property and equipment               (3,571)        (2,949)
      Net purchases of short-term investments              (4,241)          ----
                                                         --------       --------

Net cash used for investing activities                     (7,812)        (2,949)
                                                         --------       --------

Cash flows from financing activities:
     Repayments under long-term obligations                  (139)          (285)
     Net proceeds from issuance of
         Common Stock in initial public offering             ----         41,404
     Proceeds from issuance of Common Stock                   431            120
     Redemption of Mandatorily Redeemable
         Preferred Stock                                     ----         (3,450)
                                                         --------       --------

Net cash provided by financing activities                     292         37,789
                                                         --------       --------

Net increase (decrease) in cash and cash equivalents       (7,220)        32,744

Cash and cash equivalents:
     Beginning of period                                   24,217          1,767
                                                         --------       --------

     End of period                                       $ 16,997       $ 34,511
                                                         --------       --------
                                                         --------       --------

Supplemental disclosure of non-cash investing and financing activities:

Conversion of Mandatorily Redeemable Preferred
  Stock into Common Stock                                $   ----       $  3,072
                                                         --------       --------
                                                         --------       --------

Book value of assets exchanged for Common Stock          $    288       $   ----
                                                         --------       --------
                                                         --------       --------

                      The accompanying notes are an integral part
                 of these condensed consolidated financial statements

                               ONTRAK SYSTEMS, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial information of OnTrak Systems, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the consolidated financial position of the Company and its subsidiaries, the results of their operations, and their cash flows for the periods presented. These financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The consolidated results of operations for the quarter and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending June 30, 1997.


(2)  COMPONENTS OF INVENTORY

                                                       DEC. 31, 1996  JUNE 30, 1996
                                                       -------------  -------------
                                                              (in thousands)
Inventory:
 Raw materials                                           $  3,418       $  3,338
 Work-in-process                                            4,156          3,481
 Finished goods                                               479             73
                                                         --------       --------
                                                         $  8,053       $  6,892
                                                         --------       --------
                                                         --------       --------

(3)  SPLIT OFF OF TELEPARTS SUBSIDIARY

     In September 1996, the Company entered into an agreement to distribute all of the shares of Teleparts International, Inc., its former wholly-owned subsidiary, to the Company's former CEO in exchange for 30,000 shares of the Company's common stock. The book value of the net assets of Teleparts at the date of distribution was approximately $288,000 and the fair value of the 30,000 shares of the Company's common stock was approximately $420,000. Because of the significant ownership in the Company by the former CEO (approximately 9%, prior to the redemption) the transaction was recorded at the book value of the assets exchanged and no gain was recorded.

(4)  DELAWARE REINCORPORATION

     In November 1996, the Company completed the change in its state of incorporation from California to Delaware by merging into its wholly-owned subsidiary, OnTrak Systems, Inc., a Delaware corporation ("OnTrak Delaware"). OnTrak Delaware continues to operate the business of the Company under the name OnTrak Systems, Inc. The reincorporation was approved by the Company's shareholders at the Annual Meeting of Shareholders held on November 21, 1996. As a result of the reincorporation, each outstanding share of the Company's Common Stock was automatically converted into one share of OnTrak Delaware Common Stock, $.0001 par value.

(5)  NET INCOME PER SHARE

     Net income per common and common equivalent share for the quarter and six months ended December 31, 1995 was determined using the treasury stock method. Under the treasury stock method, earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period, including the assumed net shares issuable upon exercise of dilutive stock options.

Net income per common and common equivalent share for the quarter and six months ended December 31, 1996 was determined using the modified treasury stock method. Under the modified treasury stock method, all stock options are assumed exercised whether dilutive or not, and the proceeds from the assumed exercise are applied in steps. First, stock is assumed to be repurchased up to a maximum of 20% of the actual outstanding shares. Any remaining proceeds are assumed to be used to reduce debt, and then to acquire U.S. Government securities. For purposes of this calculation, net income is adjusted by the after tax interest effect related to such assumed transactions. The result of the two step approach is aggregated and, if dilutive, enters into the earnings per share calculation. The modified treasury stock method can result in different earnings per share than those calculated using the treasury stock method.


The calculations of earnings per share for the quarter and six months ended December 31, 1996 are as follows:

                                                                            QUARTER        SIX MONTHS
                                                                             ENDED            ENDED
                                                                         DEC. 31, 1996    DEC. 31, 1996
                                                                         -------------    -------------
CALCULATION OF NUMBER OF SHARES:

Actual outstanding shares at December 31, 1996                                7,547           7,547
                                                                              -----           -----
                                                                              -----           -----

Assume exercise of all stock options                                          2,035           2,035
Assume repurchase of 20% of outstanding shares at December 31, 1996          (1,509)         (1,509)
Add average shares outstanding during the period                              7,538           7,533
                                                                              -----           -----

Pro forma shares for EPS calculation                                          8,064           8,059
                                                                              -----           -----
                                                                              -----           -----
CALCULATION OF PRO FORMA NET INCOME FOR PERIOD:

Net income as reported for period                                               784           1,922
After-tax interest adjustment related to assumed option exercises                11              42
                                                                              -----           -----

Pro forma net income for EPS calculation                                        795           1,964
                                                                              -----           -----
                                                                              -----           -----

CALCULATION OF EPS:

Pro forma net income divided by pro forma shares                            $  0.10         $  0.24
                                                                            -------         -------
                                                                            -------         -------

                                         7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in this discussion which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties that could cause the actual results to differ materially from the statements made, including, but not limited to, the matters discussed herein and under "Item 7 - Future Performance and Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. These forward-looking statements represent the Company's judgment as of the date of the filing of this 10-Q report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

OVERVIEW

The Company was incorporated in 1985 to provide third party sales of spare parts for certain silicon wafer processing and semiconductor manufacturing equipment. In 1990, the Company changed its focus and began developing a wafer cleaning system. Sales of the Company's cleaning systems have increased as new wafer processing requirements, such as CMP, have driven the need for improved cleaning processes. As of December 31, 1996, the Company has shipped over 350 cleaning systems to customers worldwide.

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

The continuing development of the Company's CMP polishing system, the Aurora, has resulted in a significant increase in research, development and engineering expenses and a corresponding decrease in operating margins. There can be no assurance that the Company will not experience difficulties or delays in developing the polishing system, that such efforts will be successful or that the polishing system will satisfy customer requirements or achieve market acceptance.

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

The Company's international sales are denominated in U.S. dollars, and an increase or decrease in the value of the U.S. dollar relative to foreign currencies could make the Company's products less or more price competitive in those markets and therefore affect sales to international customers. During the first half of fiscal 1997, approximately 56% of the Company's revenues were attributable to sales for installation in semiconductor fabrication facilities outside the United States. During fiscal 1996 and 1995, approximately 32% and 27%, respectively, of the Company's revenues were attributable to sales for installation in semiconductor fabrication facilities outside the United States.

The market price of the Company's Common Stock has fluctuated since its initial public offering in July 1995 and is subject to material fluctuations in the future in response to a variety of factors, including; quarter to quarter variations in operating results; announcements of developments related to the Company's business; fluctuations in the Company's order levels; general conditions in the semiconductor industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; developments relating to patents or other intellectual property rights or disputes; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

RESULTS OF OPERATIONS

NET REVENUES. Net revenues are derived primarily from system sales, and to a lesser extent, sales of spare parts and service. Net revenues for the quarter ended December 31, 1996 were $16.7 million, an increase of 27% as compared to net revenues of $13.2 million for the prior year's comparable period. Net revenues for the six months ended December 31, 1996 were $33.2 million, an increase of 40% as compared to net revenues of $23.7 million for the prior year's comparable period. Both the current quarter and year-to-date increases were primarily due to higher sales of the Company's post-CMP cleaning systems. System shipments for the quarter and six month period ended December 31, 1996 increased by 14% and 23% respectively, over the prior year's comparable periods. Higher average selling prices in both periods of the current year, compared to each period in the prior year, also contributed to the increased revenues. The increases in average selling prices were attributable to a shift in the product mix toward systems with higher average selling prices.

International sales accounted for 72% of net revenues in the quarter ended December 31, 1996, as compared to 30% for the prior year's comparable period. For the first six months of fiscal 1997, international sales accounted for 56% of net revenues, as compared to 32% for the prior year's comparable period. Both the current quarter and year-to-date increases in the percentage of international sales were attributable to increased system shipments to customers in Europe and the Pacific Rim.

Sales to customers in Europe increased to $6.9 million during the quarter ended December 31, 1996, as compared to $2.7 million for the prior year's comparable period. For the six month period ended December 31, 1996, sales to customers in Europe increased to $10.2 million, as compared to $5.5 million for the prior year's comparable period. Sales to customers in the Pacific Rim increased to $5.2 million during the quarter ended December 31, 1996, as compared to $1.2
million for the prior year's comparable period.   For the six month period
ended December 31, 1996, sales to customers in the Pacific Rim increased to $8.2 million, as compared to $2.2 million for the prior year's comparable period. It is expected that international sales will continue to represent an increased percentage of net revenues during the current year as compared to fiscal 1996.

GROSS MARGIN. Gross margin was 52% for both the quarter and six month period ended December 31, 1996, as compared to 53% for the prior year's comparable periods. The slight decrease in both periods was attributable to higher distributor discounts on the increased international shipments.

RESEARCH, DEVELOPMENT, AND ENGINEERING. Research, development, and engineering expenses increased to $5.1 million, or 30% of net revenues, for the quarter ended December 31, 1996, from $3.5 million, or 27% of net revenues, for the prior year's comparable period. For the six months ended December 31, 1996, research, development, and engineering expenses increased to $9.7 million, or 29% of net revenues, from $6.0 million, or 25% of net revenues, for the prior year's comparable period. The increases in both the current quarter and the year-to-date are attributable to the Company's continued development of a CMP polishing system. It is anticipated that research, development, and engineering expenses will remain at a relatively high percentage of revenues until the polishing system is in commercial production.

SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative expenses increased to $2.9 million, or 17% of net revenues, for the quarter ended December 31, 1996, from $2.1 million, or 16% of net revenues, for the prior year's comparable period. For the six months ended December 31, 1996, selling, general, and administrative expenses increased to $5.6 million, or 17% of net revenues, from $4.0 million, or 17% of net revenues, for the prior year's comparable period. The current quarter and year-to-date increases in absolute dollars are attributable to increased selling and marketing activities as the Company expands its sales and marketing organization.

INCOME TAXES. The Company's effective tax rate for the quarter and six months ended December 31, 1996 was 33%, as compared to 35% for the comparable periods in the prior year. The current quarter and year-to-date decreases are attributable to the reinstatement of the federal research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 1996, cash and cash equivalents decreased by $7.2 million, from $24.2 million at June 30, 1996 to $17.0 million at December 31, 1996. This decrease consisted of $7.8 million used for investing activities, offset by $0.3 million provided by operating activities and $0.3 million provided by investing activities. The cash used for investing activities consisted of $4.2 million used to purchase short-term investments and $3.6 million used to purchase fixed assets.

Changes in operating assets and liabilities consisted primarily of increases of $2.8 million in accounts receivable and $1.3 million in inventory, which reflects the Company's increased manufacturing activities and sales levels.
The Company expects future inventory levels to fluctuate with anticipated sales levels and believes that because of the relatively long manufacturing cycle of its systems, its investment in inventory will continue to represent a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increased risk of inventory obsolescence, which could have a material adverse effect on the Company's operating results.

At December 31, 1996, the Company had working capital of $45.6 million, with its primary source of liquidity provided by $33.6 million in cash and short-term investments. In addition, the Company has a $10.0 million working capital line of credit agreement which expires in November 1997. The line of credit agreement is a renewal of an agreement which expired in November 1996, and has substantially the same terms and conditions as the previous agreement. The Company has no outstanding borrowings under the line of credit. The Company believes that its existing cash and short-term investments, anticipated cash flow from operations, and funds available under the line of credit agreement will be sufficient to meet the Company's cash requirements during the next twelve months. However, after that period, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital and fixed asset requirements. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company.

                            PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     In January 1997, the Company received the arbitration ruling in a dispute involving Homayoun Talieh, the Company's former Vice President, CMP Systems Division. Pursuant to the terms of the ruling, all claims asserted by Mr. Talieh were resolved for an immaterial sum.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     The Company's Annual Meeting of Shareholders was held on November 21, 1996.

     (a) The following five persons nominated by management were elected as directors at the meeting: James W. Bagley, Michael C. Child, Jerauld J. Cutini, Richard J. Elkus, and Gary Hultquist. The results of this election were as follows:

          Name of Director              Votes For      Votes Withheld
          ----------------              ---------      --------------

          James W. Bagley               7,278,943      36,119
          Michael C. Child              7,276,883      38,179
          Jerauld J. Cutini             7,277,703      37,359
          Richard J. Elkus              7,270,950      44,112
          Gary Hultquist                7,279,043      36,019


     (b) A proposal to ratify the Company's reincorporation in Delaware was approved by a vote of 4,949,267 for, 659,690 against, and 35,078 abstentions.

     (c) A proposal to approve the 1996 Equity Incentive Plan was approved by a vote of 5,192,745 for, 423,364 against, and 63,796 abstentions.

     (d) A proposal to ratify the appointment of Price Waterhouse LLP to serve as the Company's independent accountants for the current fiscal year was approved by a vote of 7,272,746 for, 11,403 against and 30,913 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

           Exhibit 27 - Financial Data Schedule for the six months ended December 31, 1996, submitted to the Securities and Exchange Commission in electronic format.

     (b)   Reports on Form 8-K:

           Report dated November 22, 1996 - to announce the Company's reincorporation in Delaware.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ONTRAK SYSTEMS, INC.



Date:  February 10, 1997               By:  /s/  Patrick C. O'Connor
                                          --------------------------
                                                 Patrick C. O'Connor


                                       Title: Vice President-Finance and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)