Form 10-Q
period 1997-03-31
ONTRAK SYSTEMS INC
filed 1997-05-02
CIK 946732

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended MARCH 31, 1997

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

                   Yes  X              No
                      -----                -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                  CLASS           SHARES OUTSTANDING AS OF APRIL 15, 1997

                COMMON STOCK                      7,740,912

                                 ONTRAK SYSTEMS, INC.

                                        INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                         PAGE NO.

    Condensed Consolidated Statement of Operations for the
      Quarters and Nine Months Ended March 31, 1997 and 1996 ........     3

    Condensed Consolidated Balance Sheet as of March 31, 1997
      and June 30, 1996 .............................................     4

    Condensed Consolidated Statement of Cash Flows for the
      Nine Months Ended March 31, 1997 and 1996 .....................     5

    Notes to Condensed Consolidated Financial Statements ............     6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ......................     8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..........................................    11

Item 4.  Submission of Matters to a Vote of Security-Holders.........    11

Item 6.  Exhibits and Reports on Form 8-K ...........................    11


SIGNATURES ..........................................................    12

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 ONTRAK SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except per share data)
                                     (unaudited)


                                                  Quarter Ended           Nine Months Ended
                                                     March 31,                 March 31,
                                              ---------------------     ----------------------
                                                1997         1996         1997          1996
                                              --------     --------     --------      --------
Net revenue                                   $ 17,664     $ 15,300     $ 50,859      $ 38,995
Cost of revenue                                  8,581        7,283       24,427        18,519
                                              --------     --------     --------      --------

Gross profit                                     9,083        8,017       26,432        20,476
                                              --------     --------     --------      --------

Operating expenses:
  Research, development and engineering          5,597       3,713        15,265         9,739
  Selling, general and administrative            2,977       2,701         8,541         6,701
                                              --------     --------     --------      --------

Total operating expenses                         8,574       6,414        23,806        16,440
                                              --------     --------     --------      --------

Income from operations                             509       1,603         2,626         4,036
Interest and other income, net                     319         368         1,072         1,080
                                              --------     --------     --------      --------

Income before provision for income taxes           828       1,971         3,698         5,116
Provision for income taxes                         274         690         1,222         1,797
                                              --------     --------     --------      --------

Net income                                    $    554     $ 1,281      $  2,476     $   3,319
                                              --------     --------     --------      --------
                                              --------     --------     --------      --------


Net income per share                          $   0.07     $  0.16      $   0.31     $    0.41
                                              --------     --------     --------      --------
                                              --------     --------     --------      --------


Weighted average common and
  common equivalent shares                       8,414       8,153         8,050         8,134
                                              --------     --------     --------      --------
                                              --------     --------     --------      --------


                     The accompanying notes are an integral part
                 of these condensed consolidated financial statements

                                 ONTRAK SYSTEMS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                        (in thousands, except per share data)
                                     (unaudited)

                                                   March 31,        June 30,
                                                      1997            1996
                                                   ---------        --------
ASSETS
Current assets:
    Cash and cash equivalents                       $ 14,880        $ 24,217
    Short-term investments                            17,518          12,372
    Accounts receivable, net                          14,101           8,918
    Inventory                                          8,570           6,892
    Prepaid expenses and other assets                  2,305           2,440
                                                   ---------        --------

         Total current assets                         57,374          54,839

Property and equipment, net                           10,219           7,293
                                                   ---------        --------

                                                    $ 67,593        $ 62,132
                                                   ---------        --------
                                                   ---------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term obligations        $    283        $    283
    Accounts payable                                   4,113           3,124
    Accrued liabilities                                6,917           5,462
                                                   ---------        --------

         Total current liabilities                    11,313           8,869
                                                   ---------        --------

Long-term obligations, less current portion              965           1,173
                                                   ---------        --------

Stockholders' equity:
    Common stock, $.0001 par value, 30,000 shares
    authorized; 7,738 and 7,518 shares issued
    and outstanding                                        1               1
    Capital in excess of par value                    47,414          46,665
    Retained earnings                                  7,900           5,424
                                                   ---------        --------

         Total stockholders' equity                   55,315          52,090
                                                   ---------        --------

                                                    $ 67,593        $ 62,132
                                                   ---------        --------
                                                   ---------        --------


                     The accompanying notes are an integral part
                 of these condensed consolidated financial statements

                                 ONTRAK SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   Increase (Decrease) in Cash and Cash Equivalents
                              (in thousands, unaudited)

                                                            NINE MONTHS ENDED MARCH 31,
                                                            ---------------------------
                                                                 1997          1996
                                                               ---------     --------
Cash flows from operating activities:
Net income                                                      $  2,476     $  3,319
Adjustments to reconcile net income to
  net cash used for operating activities:
     Depreciation and amortization                                 1,954          935
     Changes in assets and liabilities:
         Accounts receivable                                      (5,248)      (5,685)
         Inventory                                                (1,817)      (2,927)
         Prepaid expenses and other assets                            51          345
         Accounts payable                                            989          514
         Accrued liabilities                                       1,455        1,490
                                                               ---------     --------

Net cash used for operating activities                              (140)      (2,009)
                                                               ---------     --------

Cash flows from investing activities:
      Acquisitions of property and equipment                      (4,880)      (4,854)
      Net purchases of short-term investments                     (5,146)        ----
                                                               ---------     --------

Net cash used for investing activities                           (10,026)      (4,854)
                                                               ---------     --------

Cash flows from financing activities:
     Borrowings under long-term obligations                         ----        1,170
     Repayments under long-term obligations                         (208)      (1,394)
     Net proceeds from issuance of
         Common Stock in initial public offering                    ----       41,404
     Proceeds from issuance of Common Stock                        1,037          376
     Redemption of Mandatorily Redeemable
         Preferred Stock                                            ----       (3,450)
                                                               ---------     --------

Net cash provided by financing activities                            829       38,106
                                                               ---------     --------

Net increase (decrease) in cash and cash equivalents              (9,337)      31,243

Cash and cash equivalents:
     Beginning of period                                          24,217        1,767
                                                               ---------     --------

     End of period                                              $ 14,880     $ 33,010
                                                               ---------     --------
                                                               ---------     --------

Supplemental disclosure of non-cash investing and financing activities:

Conversion of Mandatorily Redeemable Preferred
     Stock into Common Stock                                   $    ----     $  3,072
                                                               ---------     --------
                                                               ---------     --------

Book value of assets exchanged for Common Stock                $     288     $   ----
                                                               ---------     --------
                                                               ---------     --------


                     The accompanying notes are an integral part
                 of these condensed consolidated financial statements

                                 ONTRAK SYSTEMS, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


(1) BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of OnTrak Systems, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the consolidated financial position of the Company and its subsidiaries, the results of their operations, and their cash flows for the periods presented. These financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The consolidated results of operations for the quarter and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending June 30, 1997.

(2) COMPONENTS OF INVENTORY
                                         MAR. 31, 1997     JUNE 30, 1996
                                         -------------     -------------
    Inventory:                                   (in thousands)
       Raw materials                      $    3,767         $    3,338
       Work-in-process                         4,445              3,481
       Finished goods                            358                 73
                                          ----------         ----------
                                          $    8,570         $    6,892
                                          ----------         ----------
                                          ----------         ----------

(3) SPLIT OFF OF TELEPARTS SUBSIDIARY

In September 1996, the Company distributed all of the shares of Teleparts International, Inc., its former wholly-owned subsidiary, to the Company's former CEO in exchange for 30,000 shares of the Company's common stock. The book value of the net assets of Teleparts at the date of distribution was approximately $288,000 and the fair value of the 30,000 shares of the Company's common stock was approximately $420,000. Because of the significant ownership in the Company by the former CEO (approximately 9%, prior to the redemption) the transaction was recorded at the book value of the assets exchanged and no gain was recorded.

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

(5) MERGER AGREEMENT

In March 1997, the Company announced that it had signed a definitive agreement to be acquired by Lam Research Corporation in a transaction expected to be a tax free reorganization and to constitute a pooling of interests for accounting purposes, in which each share of the Company's common stock will be exchanged for 0.83 shares of Lam Research Corporation common stock, subject to potential adjustment under certain conditions. The transaction is scheduled to close mid-year.

(6) NET INCOME PER SHARE

Net income per common and common equivalent share for the quarter and nine months ended March 31, 1996 was determined using the treasury stock method. Under the treasury stock method, earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period, including the assumed net shares issuable upon exercise of dilutive stock options.

Net income per common and common equivalent share for the quarter and nine months ended March 31, 1997 was determined using the modified treasury stock method. Under the modified treasury stock method, all stock options are assumed exercised whether dilutive or not, and the proceeds from the assumed exercise are applied in steps. First, stock is assumed to be repurchased up to a maximum of 20% of the actual outstanding shares. Any remaining proceeds are assumed to be used to reduce debt, and then to acquire U.S. Government securities. For purposes of this calculation, net income is adjusted by the after tax interest effect related to such assumed transactions. The result of the two step approach is aggregated and, if dilutive, enters into the earnings per share calculation. The modified treasury stock method can result in different earnings per share than those calculated using the treasury stock method.

The calculations of earnings per share for the quarter and nine months ended March 31, 1997 are as follows:

                                                           QUARTER        NINE MONTHS
                                                            ENDED            ENDED
                                                        MAR. 31, 1997     MAR. 31, 1997
                                                        -------------     -------------
CALCULATION OF NUMBER OF SHARES:

Actual outstanding shares at March 31, 1997                  7,738             7,738
                                                             -----             -----
                                                             -----             -----

Assume exercise of all stock options                         2,097             2,031
Proceeds used for assumed repurchase of up to
  20% of actual outstanding shares at March 31, 1997        (1,307)           (1,548)
Add average shares outstanding during the period             7,624             7,567
                                                             -----             -----

Pro forma shares for EPS calculation                         8,414             8,050
                                                             -----             -----
                                                             -----             -----

CALCULATION OF PRO FORMA NET INCOME FOR PERIOD:

Net income as reported for period                              554             2,476
After-tax interest adjustment related to assumed
  option exercises                                             ---               ---
                                                             -----             -----

Pro forma net income for EPS calculation                       554             2,476
                                                             -----             -----
                                                             -----             -----

CALCULATION OF EPS:

Pro forma net income divided by pro forma shares           $  0.07           $  0.31
                                                             -----             -----
                                                             -----             -----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements included in this discussion which are not statements of historical fact are, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties that could cause the actual results to differ materially from the statements made, including, but not limited to, the matters discussed herein and under "Item 7
- Future Performance and Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. These forward-looking statements represent the Company's judgment as of the date of the filing of this 10-Q report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

OVERVIEW

The Company was incorporated in 1985 to provide third party sales of spare parts for certain silicon wafer processing and semiconductor manufacturing equipment. In 1990, the Company changed its focus and began developing a wafer cleaning system. Sales of the Company's cleaning systems have increased in part, because new wafer processing requirements, such as CMP, have increased the need for improved cleaning processes. As of March 31, 1997, the Company has shipped over 400 cleaning systems to customers worldwide.

The Company has been undergoing a period of growth. The Company has increased its operations to support increased revenues, including the hiring of additional personnel, and has made substantial investments in research, development and engineering to support product development. The Company's expansion has resulted in significantly higher operating expenses and the Company expects that its operating expenses will continue to increase significantly.

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

The Company's operating results have varied significantly, particularly on a quarterly basis, as a result of a number of factors, including general economic conditions affecting industry demand for semiconductor and semiconductor equipment products; the timing and market acceptance of new product introductions by the Company and its competitors; and the timing of significant orders from and shipments to large customers. The Company's operating results may fluctuate in the future as a result of these and other factors, including continued demand for the Company's products, the Company's success in developing and introducing new products, its product and customer mix, the level of competition which it experiences, and its success in completing development of and marketing its CMP polishing system under development. The Company derives a substantial portion of its revenues from the sale of a relatively small number of systems which range in purchase price from approximately $150,000 to $600,000. As a result, a small reduction in the number of systems shipped in a quarter could have a material adverse effect on the Company's revenues and results of operations for that quarter.

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

The Company's international sales are denominated in U.S. dollars, and an increase or decrease in the value of the U.S. dollar relative to foreign currencies could make the Company's products less or more price competitive in those markets and therefore affect sales to international customers. During the first nine months of fiscal 1997, approximately 49% of the Company's revenues were attributable to sales for installation in semiconductor fabrication facilities outside the United States. During fiscal 1996 and 1995, approximately 32% and 27%, respectively, of the Company's revenues were attributable to sales for installation in semiconductor fabrication facilities outside the United States.

The market price of the Company's Common Stock has fluctuated since its initial public offering in July 1995 and may fluctuate in the future in response to a variety of factors, including; quarter to quarter variations in operating results; announcements of developments related to the Company's business; fluctuations in the Company's order levels; general conditions in the semiconductor industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; developments relating to patents or other intellectual property rights or disputes; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, has experienced extreme price fluctuations which have often not been solely related to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock in the future.

RESULTS OF OPERATIONS

NET REVENUES. Net revenues are derived primarily from system sales, and to a lesser extent, sales of spare parts and service. Net revenues for the quarter ended March 31, 1997 were $17.7 million, an increase of 15% as compared to net revenues of $15.3 million for the prior year's comparable period. Net revenues for the nine months ended March 31, 1997 were $50.9 million, an increase of 30% as compared to net revenues of $39.0 million for the prior year's comparable period. Both the current quarter and year-to-date increases were primarily due to increased unit sales of the Company's post-CMP cleaning systems. System shipments for the quarter and nine month period ended March 31, 1997 increased by 5% and 17% respectively, over the prior year's comparable periods. Higher average selling prices in both periods of the current year, as compared to each period in the prior year, also contributed to the increased revenues. The increases in average selling prices were attributable to a shift in the product mix toward systems with higher average selling prices, offset partially by the effect of an increased level of distributor sales, which generally have lower than average selling prices.

International sales accounted for 35% of net revenues in the quarter ended March 31, 1997, as compared to 32% for the prior year's comparable period. For the first nine months of fiscal 1997, international sales accounted for 49% of net revenues, as compared to 32% for the prior year's comparable period. Both the current quarter and year-to-date increases in the percentage of international sales were attributable to increased system shipments to customers in Europe and the Pacific Rim, compared to total system shipments.

Sales to customers in Europe increased to $2.2 million during the quarter ended March 31, 1997, as compared to $1.1 million for the prior year's comparable period. For the nine month period ended March 31, 1997, sales to customers in Europe increased to $12.4 million, as compared to $6.7 million for the prior year's comparable period. Sales to customers in the Pacific Rim increased to $4.1 million during the quarter ended March 31, 1997, as
compared to $3.7 million for the prior year's comparable period.   For the
nine month period ended March 31, 1997, sales to customers in the Pacific Rim increased to $12.3 million, as compared to $5.9 million for the prior year's comparable period. It is expected that international sales will continue to represent an increased percentage of net revenues during the current year as compared to fiscal 1996.

GROSS MARGIN. Gross margin was 51% for the quarter ended March 31, 1997, as compared to 52% for the prior year's comparable period. For the nine months ended March 31, 1997, gross margin was 52%, compared to 53% for the prior year's comparable period. The slight decrease in both periods was attributable to higher distributor discounts on the increased international shipments to Europe and Japan.

RESEARCH, DEVELOPMENT, AND ENGINEERING. Research, development, and engineering expenses increased to $5.6 million, or 32% of net revenues, for the quarter ended March 31, 1997, from $3.7 million, or 24% of net revenues, for the prior year's comparable period. For the nine months ended March 31, 1997, research, development, and engineering expenses increased to $15.3 million, or 30% of net revenues, from $9.7 million, or 25% of net revenues, for the prior year's comparable period. The increases in both the current quarter and the year-to-date are attributable to the Company's continued development of a CMP polishing system. It is anticipated that research, development, and engineering expenses will remain at a relatively high percentage of revenues until the polishing system is in commercial production.

SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative expenses increased to $3.0 million, or 17% of net revenues, for the quarter ended March 31, 1997, from $2.7 million, or 18% of net revenues, for the prior year's comparable period. For the nine months ended March 31, 1997, selling, general, and administrative expenses increased to $8.5 million, or 17% of net revenues, from $6.7 million, or 17% of net revenues, for the prior year's comparable period. The current quarter and year-to-date increases in absolute dollars are attributable to increased selling and marketing activities as the Company expands its sales and marketing organization.

INCOME TAXES. The Company's effective tax rate for the quarter and nine months ended March 31, 1997 was 33%, as compared to 35% for the comparable periods in the prior year. The current quarter and year-to-date decreases are attributable to the reinstatement of the federal research and development tax credit.

 LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 1997, cash and cash equivalents decreased by $9.3 million, from $24.2 million at June 30, 1996 to $14.9 million at March 31, 1997. This decrease consisted of $10.0 million used for investing activities and $0.1 million used for operating activities, offset by $0.8 million provided by investing activities. Cash used for investing activities consisted of $5.1 million used to purchase short-term investments and $4.9 million used to purchase fixed assets.

Changes in operating assets and liabilities consisted primarily of increases of $5.2 million in accounts receivable and $1.8 million in inventory, which reflects the Company's increased sales levels and manufacturing activities. In addition, the increase in accounts receivable is also attributable to the increased percentage of international sales, which are typically subject to longer payment terms compared to domestic sales. The Company expects future inventory levels to fluctuate with anticipated sales levels and believes that because of the relatively long manufacturing cycle of its systems, its investment in inventory will continue to represent a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increased risk of inventory obsolescence, which could have a material adverse effect on the Company's operating results.

At March 31, 1997, the Company had working capital of $46.1 million, with its primary source of liquidity provided by $32.4 million in cash and short-term investments. In addition, the Company has a $10.0 million working capital line of credit agreement which expires in November 1997. The Company has no outstanding borrowings under the line of credit. The Company believes that its existing cash and short-term investments, anticipated cash flow from operations, and funds available under the line of credit agreement will be sufficient to meet the Company's cash requirements during the next twelve months. However, after that period, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital and fixed asset requirements. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             Exhibit 27 - Financial Data Schedule for the nine months ended March 31, 1997, submitted to the Securities and Exchange Commission in electronic format.

        (b)  Reports on Form 8-K:

             Report dated April 1, 1997 - to announce the Company's merger agreement with Lam Research Corporation.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ONTRAK SYSTEMS, INC.



Date:  April 30, 1997                  By:  /s/  Patrick C. O'Connor
                                          ----------------------------
                                                 Patrick C. O'Connor


                                       Title:    Vice President-Finance and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)